Form 10-K
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1995-03-30
CIK 733460

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994

                       Commission file number 0-13458

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

                    Connecticut                       06-1094176
              (State of Organization)      (I.R.S. Employer Identification No.)

                   900 Cottage Grove Road, South Building
                       Bloomfield, Connecticut  06002
                  (Address of principal executive offices)

    Registrant's telephone number, including area code:  (203) 726-6000


        Securities registered pursuant to Section 12(b) of the Act:

                                   None
                           (Title of Each Class)

        Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                             TABLE OF CONTENTS


PART I                                                               Page

Item  1.  Business                                                     3
Item  2.  Properties                                                   6
Item  3.  Legal Proceedings                                           10
Item  4.  Submission of Matters to a Vote of Security Holders         10


PART II

Item  5.  Market for Registrant's Common Equity and Related Security Holder
                 Matters                                              10
Item  6.  Selected Financial Data                                     11
Item  7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  12
Item  8.  Financial Statements and Supplementary Data                 17
Item  9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                  38

PART III

Item 10.  Directors and Executive Officers of the Registrant          38
Item 11.  Executive Compensation                                      40
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                              40
Item 13.  Certain Relationships and Related Transactions              41

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                         42

SIGNATURES                                                            44

                                   PART I


Item 1.   Business

        The registrant, Connecticut General Equity Properties-I Limited Partnership (the "Partnership") was formed on November 14, 1983, under the Uniform Limited Partnership Act of the State of Connecticut for the purpose of acquiring, operating, holding for investment and disposing of industrial and office buildings and service center space and, to a lesser extent, residential properties. On January 31, 1984, the Partnership commenced an offering of $50,000,000 (subject to increase up to $65,000,000) of Limited Partnership Interests (the "Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-87976).

        A total of 39,236.25 Units were sold to the public prior to the offering's termination on December 31, 1985. The holders of 12,314 Units were admitted to the Partnership in 1984; the holders of 23,381.75 Units were admitted in 1985; and on January 2, 1986, the holders of the 3,540.5 remaining Units were admitted to the Partnership. From the 39,236.25 Units sold, the Partnership received net proceeds of $35,602,279. The Limited Partners of the Partnership share in the ownership of the Partnership's real property investments according to the number of Units held. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

        The General Partner of the Partnership is Connecticut General Realty Resources, Inc.-Third (the "General Partner"), which is a wholly owned subsidiary of CIGNA Financial Partners, Inc. ("CFP", formerly Connecticut General Management Resources, Inc.), which is in turn a wholly owned subsidiary of Connecticut General Corporation, which is in turn a wholly owned subsidiary of CIGNA Holdings, Inc., which is a wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange.

        The Partnership acquired five commercial properties (including one owned through a joint venture) located in Missouri, Arizona, Illinois, Florida and Massachusetts. In order to acquire the properties, the Partnership, which purchased its properties for all cash, invested a total of $30,803,712, paid $2,418,158 in acquisition fees and closing costs, established reserves for improvements of $1,203,321 and established working capital reserves of $1,177,088.

        The Partnership sold Courtyard Shopping Center, located near Chicago in Villa Park, Illinois, on January 11, 1990. On April 15, 1994, the Partnership sold two of the six buildings, representing 42,480 of the 105,560 square feet, at Westside Industrials. Reference is made to Item 7.

         The Partnership has made the real property investments set forth in the following table:


Name, Type of Property  Purchase    Acquisition   Size (d)   Date of     Type of
       and Location       Price     Fees and     sq. ft.   Purchase    Ownership
                         (a)(b)(c)    Expenses
1.Woodlands Plaza II    $7,902,880    $498,052    72,465    10-15-84  100% fee
Office Building                                                       simple
St. Louis, Missouri                                                   interest
2.Westside Industrials   2,976,000     350,266    105,560   02-01-85  100% fee
(formerly Interpark)                                                  simple
Phoenix, Arizona (e)                                                  interest

3.Lake Point, I, II,    9,603,000      803,929    135,008   07-31-86  100% fee
III                                                                   simple
Service Center                                                        interest
Orlando, Florida

4.Westford Corporate     4,321,832     372,000    162,765   09-11-86  26.08% fee
Center                                                                simple
 Westford, Massachusetts                                              interest
 (f)
 5.Courtyard Shopping     6,000,000    393,911     57,332   05-10-85  100% fee
 Center                                                         (sold) simple
 Villa Park, Illinois(g)                                               interest


(a) The Partnership did not incur any debt in connection with the acquisition of these investment properties.

(b)     Excludes all broker fees paid at closing.

(c) This table does not reflect purchase price adjustments resulting from master lease provisions.

(d) Represents net leasable area at acquisition date; net leasable area may change due to expansion or tenant improvements.

(e) The Partnership sold two of the six buildings, representing 42,480 of the 105,560 square feet on April 15, 1994.

(f) The Partnership owns a 26.08% interest in the joint venture partnership which owns the Westford Corporate Center. CIGNA Income Realty-I Limited Partnership, an affiliated partnership, is the co-venturer. The information shown represents the Partnership's share of the total investment.

(g)     The Partnership sold the Courtyard Shopping Center on January 11,
        1990.


        The West County office market of Greater St. Louis, where Woodlands Plaza II is located, continued to see improvement in rents and occupancy levels throughout 1994. An easing in defense cutbacks, strong sales in the auto industry, and high levels of new business investment have helped stabilize the manufacturing sector in Missouri. Office absorption in St. Louis, as well as the West County, showed significant improvement over 1993 as several major corporations moved offices into the market counting for over 500,000 square feet of newly leased space. Of particular note, May Department Stores and TWA moved into Greater St. Louis. Eagle Snacks, a subsidiary of Anheuser-Busch, and Prudential Home Mortgage, the nation's second largest home mortgage lender, moved into West County, all resulting in positive absorption. At the same time, some corporate downsizing has added additional available space to the market. The largest contributor is McDonnel Douglas adding 755,000 square feet to the North County market. In 1994, the suburban market contained approximately 16,000,000 square feet, nearly a 5% increase due to additional space being put on the market. This represents almost 39% of the available office space in the metropolitan St. Louis area. The West County submarket is made up of nine separate submarkets containing a total of approximately 11,875,000 square feet.
West County has experienced positive absorption for five continuous quarters. The occupancy rate for West County was 93.5% with large blocks of space still scarce. The Woodlands submarket of West County, where Woodlands Plaza II is located, is comprised of nine buildings containing just under 400,000 square feet. This market had an occupancy average of 82% during 1994 with rental rates ranging from $14.00 - $14.75 per square foot. Woodlands Plaza II saw occupancy rise to 92% at the close of 1994, up from 81% at the close of 1993, with rental rates at $14.50 per square foot.

        Phoenix, Arizona continues as one of the fastest growing markets in the country. The Black Canyon submarket of Phoenix, where Westside Industrials is located, saw its vacancy rate decline to 11% as of the close of 1994. Westside ended the year 80% occupied, up from the prior year. During 1994, two of the property's six buildings were sold at above market sales values and a third building may be sold during the second quarter of 1995. Rents in the remaining buildings may increase from $.32 per square foot to $.33 during 1995 in response to a slight tightening in the industrial market. Black Canyon had an inventory of 3.3 million square feet with 380,000 square feet available, an 11.5% vacancy. Absorption was positive in 1994 as vacancy dropped from 16% at December 31, 1993.

        The Orlando metropolitan area is expected to sustain its steady growth through the end of the decade. The Southern Orlando service center market, where Lake Point I, II and III is located, contains approximately
3.7 million square feet of service center/warehouse space. Through 1994 construction levels remained low and vacancy rates declined. Absorption has been positive over the last three years, totalling 130,000 square feet for 1994. At the close of 1994 the vacancy rate in this market was 16%, down from 21% at the close of 1993. The market is still overbuilt with a four year supply of space at current absorption rates. The Lake Point property ended the year 89% occupied, down from 1993's result but still ahead of the local market average. During 1995, leases representing 27% of the property are set to expire. Since rental rates at Lake Point are currently over the market average, rents at the property may continue to drop and concessions may increase in order to maintain the property's market position. Rental rates currently range from $5.00 to $9.50 per square foot for showroom space to $10.50 to $11.50 per square foot for class B and C office space.

        The outlook for metropolitan Boston is generally positive with job growth resulting from diversification in the area's employment base. While the manufacturing industry continues to downsize, the service sector-related industry has seen modest gains. The Boston submarket where Westford Corporate Center is located lies between Routes 128 and I-495 in an area known as the Northwest Corridor. During 1994, the property increased occupancy to 100%, up from 75% at the close of 1993. This was an excellent achievement given the market still suffers from the effects of downsizing in the high tech industry. The Northwest Corridor submarket in which Westford directly competes currently has 10.3 million square feet of space with an 11% vacancy rate. Absorption through the end of 1994 totalled 541,000 square feet; however, with 5.6 million square feet of vacant space still available, the market remains soft. Rents and occupancy levels in the market are expected to remain stagnant or see very negligible upward movement as the market works through an estimated two to three year supply of available R&D space.

        Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2.

        The Partnership itself has no employees; however, the unaffiliated property managers engaged by CIGNA Investments, Inc. ("CII", formerly CIGNA Capital Advisers, Inc.) on behalf of the Partnership maintain on-site staff. For a description of asset management services provided by CII and the terms of transactions between the Partnership and affiliates of the General Partner, see Item 13 and the Notes to Financial Statements.

        The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1992, 1993 and 1994. Included in this calculation is the Partnership's interest in the gross revenues of the Westford joint venture. In each year, interest income accounted for the balance of gross revenues.

                                     1992       1993        1994
        1.   Woodlands Plaza II       33%         31%        29%
          Office Building
          St. Louis, MO

        2.   Westside Industrials     14%         15%        12%
          Phoenix, AZ

        3.   Lake Point I, II, III    42%         42%        42%
          Service Center
          Orlando, FL

        4.   Westford Corporate Center 9%         11%        15%
          Westford, MA




        Losses from "passive activities" (which include any rental
activity) may only offset income from "passive activities".   The
Partnership is engaged in passive activities and therefore investors are subject to these rules. Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

Item 2.  Properties

        The Partnership owns directly and through a joint venture partnership the properties described in Item 1 herein. The lease terms on the properties range from less than one year to ten years, with the majority being three to five years. Most of the leases contain provisions for one or more of the following: percentage rent, escalation and common area maintenance recapture. Reference is made to the Notes to Financial Statements for information regarding minimum annual future rentals under existing leases and operating expense reimbursements. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

        On January 11, 1990, the Partnership sold the Courtyard Shopping Center. Reference is made to Item 7 and the Notes to Financial Statements for information on the sale.

        Woodlands Plaza II is a three-story suburban office structure situated on Lots 1, 2 and 3 of The Woodlands Business Park located in St. Louis, Missouri. The building was completed in July 1983 and sold to the Partnership in October 1984. The building design features exterior masonry construction and is divided into two separate buildings that overlook the Woodlands Lake. The building has approximately 71,927 square feet of net leasable area.

        The following table provides information on tenants that occupy ten percent or more of Woodland Plaza II's net leasable area.

         Tenant         Square    Principal       Base Rent       Lease     Renewal      Other
                        Footage     Business      Per Annum       Dates     Option    Information
 1. Doane Agricultural   11,301   Agriculture      $169,512      08/01/91   1, 5       Step up
 Services Co.                                                     -          year       rent
                                                                 07/31/96    ext.
                                                                             option


 2. Magnum Mortgage      10,319   Financial        $137,760      11/08/93   1, 3       Step up
 Co.                               Services                       -          year       rent
                                                                 11/30/98    ext.
                                                                             option

         The following table provides lease expiration information relative to Woodlands Plaza II.

   Year           Number of     Square     Annualized    Percentage of
                  Leases       Footage       Base           Total
                  Expiring                    Rent        Annualized
                                                           Base Rent
      1995             6      13,849      $166,308             18%

      1996             2      16,590      $250,428             28%

      1997             5      11,011      $163,963             18%

      1998             3      15,300      $204,759             22%

      1999             2       8,531      $127,296             14%


         Lake Point I, II, III is within Lee Vista Center, a planned business park, located in the southeast sector of the Orlando, Florida, metropolitan area. Lee Vista Center is located approximately 10 miles southeast of Orlando's central business district and approximately 1 mile north of the Orlando International Airport. The property consists of four single-story office/service buildings and two single-story office/warehouse buildings containing a total of 135,008 square feet of gross leasable area.

        The following table provides information on tenants that occupy ten percent or more of Lake Point I, II, III's net leasable area.

         Tenant           Square   Principal   Base Rent     Lease     Renewal Option      Other
                         Footage    Business   Per Annum     Dates                      Information
 1. Attorney's Title       27,360  Insurance     $369,267  07/31/87-   2, 5 year ext.    Step up
 Insurance Fund                                            11/30/97    options           rent

 2. Jerry's Inc. (a)       32,400  Catering      $174,629  02/01/89-   1, 5 year ext.       --
                                                           01/31/99    options

 3. Krogel Air Freight     14,824  Air           $54,816   07/01/89-         --             --
                                   Freight                 06/30/95

(a) In March 1995, Jerry's Inc. was purchased by Alpha Flight Services. The terms of the lease remain unchanged.

         The following table provides lease expiration information relative to Lake Point I, II, III.

      Year        Number of     Square     Annualized    Percentage of
                   Leases       Footage     Base Rent        Total
                   Expiring                                Annualized
                                                            Base Rent
      1995             3        24,280      $137,692             14%

      1996             4        27,404      $223,140             22%

      1997             2        29,196      $397,767             39%

      1998             1         6,740       $76,460              8%

      1999             1        32,400      $174,629             17%



        On April 15, 1994, the Partnership sold two of the six buildings at Westside Industrials, representing 42,480 of the 105,560 square feet. Westside Industrials consists of four one-story industrial warehouse buildings comprising a total of 63,080 square feet. Construction is of tilt panel with varying bay sizes, truck doors and restroom facilities.
The property is located in Phoenix, Arizona, at 34th Drive and Flower Road which is just east of 35th Avenue and north of Thomas Road. Thomas Road is a major four-lane east/west artery and 35th Avenue is a major four-lane north/south artery. Interstate access is provided by the Black Canyon Freeway (I-17) within one-half mile of the property to the southeast.

        The following table provides information on tenants that occupy ten percent or more of Westside Industrials' net leasable area.

          Tenant       Square    Principal   Base Rent     Lease        Renewal      Other
                      Footage    Business    Per Annum     Dates        Option      Information
       1.  Milco       14,000    Vending      $56,880    02/01/92-        --           --
                                 Services                01/31/95

       2. Sylvania      8,000   Industrial     $29,760    01/01/93-        --           --
                                                          12/31/95


         The following table provides lease expiration information relative to Westside Industrials.


      Year      Number of     Square     Annualized    Percentage of
                   Leases     Footage     Base Rent        Total
                 Expiring                                Annualized
                                                          Base Rent
      1995             7      35,120      $178,980             74%

      1996             1       3,120       $11,232              5%

      1997             1       6,000       $23,760             10%

      1998             1       6,240       $27,000             11%

      1999            --          --            --              --



         The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1990, 1991, 1992, 1993 and 1994:

                     Woodlands      Westside Ind.     Lake Point      Westford
                        Plaza II          Park          I, II, III     Corporate
                      Office Bldg.   Phoenix, AZ (a)     Service         Center
                       St. Louis,                       Center      Westford, MA
                             MO                         Orlando, FL        (b)
              1990

              At            84%              86%             97%            100%
              03/31
              At            88%              86%             95%            100%
              06/30

              At            89%              80%             97%            100%
              09/30
              At            82%              93%             100%           60%
              12/31

              1991

              At            75%              93%             96%            10%
              03/31
              At            75%              96%             96%            10%
              06/30

              At            82%              93%             91%            10%
              09/30

              At            82%              93%             91%            10%
              12/31

              1992

              At            77%              97%             86%            60%
              03/31

              At            73%              97%             86%            60%
              06/30
              At            84%              97%             85%            60%
              09/30

              At            84%              97%             85%            60%
              12/31

              1993

              At            87%              97%             88%            60%
              03/31

              At            80%              74%             88%            60%
              06/30

              At            90%              67%             94%            60%
              09/30
              At            81%              67%             93%            75%
              12/31

              1994

              At            81%              67%             90%            75%
              03/31
              At            78%             100%             83%            85%
              06/30

              At 9/30       84%              85%             89%            100%

              At            92%              80%             89%            100%
              12/31


(a) Two of six buildings at Westside Industrials were sold on April 15, 1994, representing 42,480 of the 105,560 square feet.

(b) See the Notes to Financial Statements for a description of the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 26.08% interest in the joint venture which owns the property.

Item 3.  Legal Proceedings

        Neither the Partnership nor its properties are party to, or the subject of, any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
Matters

        As of December 31, 1994, there were approximately 3,934 record holders of Units. There is no established public trading market for Units. The General Partner will not redeem or repurchase Units.

        The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If Registrant were classified as a PTP, (i) Registrant may be taxed as a corporation, or (ii) income derived from an investment in Registrant would be treated as non-passive income. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of Registrant are not listed or quoted for trading on an established securities exchange. However, CFP will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if available. Frequent sales of Units utilizing these services could cause the Registrant to be deemed a PTP. The Registrant has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, Registrant will satisfy at least one of the safe harbors. Although such a restriction could impair the ability of investors to liquidate their investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor. It is anticipated that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 permits Registrant to lessen the scope of these restrictions.

        The Partnership declared quarterly cash distributions to limited partners for 1994 and 1993 as set forth in the following table:
                                           Cash Distribution per Unit
                    Quarter   Date Paid (a)      1994         1993

                       1st       May 15          $7.50       $ 8.10
                       2nd       August 15       32.01       7.50
                       3rd       November 15     5.01        6.99
                       4th       February 15     3.12        3.66
                                                 $47.64      $26.25
[FN]
(a) Quarterly distributions are paid 45 days following the end of the calendar quarter.

        Reference is made to Item 6 for information on cash distributions paid to limited partners during 1994, 1993, 1992, 1991, and 1990.

        There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership intends to continue its policy of making quarterly distributions of distributable cash from operations. Reference is made to Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners and charged to limited partner capital accounts.


Item 6.  Selected Financial Data (a)

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

               December 31, 1994, 1993, 1992, 1991, 1990
             (not covered by Report of Independent Accountants)

                             1994          1993           1992          1991              1990
Total assets(b)        $15,886,403      $18,116,233    $18,841,802    $23,231,572      $24,020,451
Total income             2,338,050        2,600,369      2,649,750      2,736,543        3,235,829

Net income (loss) (c)     (232,492)         406,434     (2,651,499)       230,926        1,700,567
Net income (loss)
    per Unit (c)             (7.08)           10.26         (66.90)          5.83            41.16

Cash distributions to
 limited partners (d)    1,890,411        1,174,738       1,727,963     1,040,549        7,540,417
Cash distributions
    per Unit (d)             48.18            29.94           44.04         26.52          192.18


(a)The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein.  Reference is made to Notes to
Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners.  These payments are charged to limited partner capital accounts and have not been included as part of the above presentation.

(b)Total assets includes Partnership's equity investment in joint venture.  See the
Notes to Financial Statements for a description of the joint venture.

(c)Included in 1994 and 1992 are losses due to permanent impairment of assets of
$835,000 ($21.07 per Unit) and $2,791,040 ($70.42 per Unit), respectively.  Included in 1994 and 1990 are gains on sale of property of $245,873 ($195,721 to limited partners or $4.99 per Unit) and $544,681 ($470,641 to limited partners or $12.00 per
Unit), respectively.

(d)Quarterly distributions are paid 45 days following the end of the calendar quarter.  Cash distributions to limited partners for 1994 and 1990 include proceeds from the sale of Buildings #1 and #2 of Westside Industrials and the Courtyard
Shopping Center, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

                       From the $39,236,250 of gross proceeds of the offering, after deduction of selling expenses and other offering costs, the Partnership had $35,602,279 with which to make investments in real properties, to pay legal fees and other costs (including acquisition fees related to such investments), for working capital reserves and to fund extra lease-up costs. At December 31, 1986, the Partnership had completed its investment of funds in real estate at an aggregate cost of $30,803,712 excluding acquisition fees and expenses. The $1,203,321 reserve to fund extra lease-up costs and capital improvements set aside from gross proceeds was exhausted during 1989.

                       On January 11, 1990, Courtyard Shopping Center was sold for an all cash sales price of $6,445,000. The Partnership had purchased Courtyard in 1985 for $6,000,000, excluding acquisition fees and expenses. The excess proceeds from the sale, totalling approximately $5,900,000, were distributed to the limited partners in August 1990.

                       At December 31, 1994, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $368,015 and $495,786, respectively, which will be used to fund liabilities, Partnership reserves and a distribution to partners. The Partnership paid the first quarter 1994 cash distribution of $294,275 or $7.50 per Unit on May 15, 1994, representative of the quarter's adjusted cash from operations. The Partnership paid the second quarter 1994 distribution of $1,255,953 or $32.01 per Unit on August 15, 1994, consisting of $1,059,379 or $27.00 per Unit from the sale of two buildings at the Westside property and $196,574 or $5.01 per Unit, representative of the second quarter's adjusted cash from operations. The Partnership paid the third quarter 1994 cash distribution of $196,574 or $5.01 per Unit on November 15, 1994, representative of the third quarter's adjusted cash from operations. The fourth quarter distribution of $122,417 or $3.12 per unit was paid on February 15, 1995 from the Partnership's reserves. The Partnership's distributions for 1995 are expected to reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

                       During the second quarter of 1993, a major tenant, representing 26% of net rentable space, ceased rental payments and vacated Westside Industrials (formerly Interpark). In July 1993, the Partnership's property manager collected the tenant's past due rents and negotiated and collected a lease buy-out equivalent to one year's worth of base rent. The tenant also leased an additional 7% of space which was subleased to a third party and the Partnership's property manager was unable to obtain an assignment of the sublease.

                       On April 15, 1994, the Partnership sold two of the six buildings, representing 42,480 of the 105,560 square feet, at Westside Industrials. The buildings were sold to Solman Brothers Leasing, Inc. for a gross sales price of $1,115,100. After closing costs, the Partnership netted $1,062,000 which was distributed to limited partners on August 15, 1994. For book purposes, the property had a carrying value of approximately $816,000 and the Partnership recorded a gain of approximately $246,000 ($195,721 allocated to limited partners or $4.99 per Unit). For tax purposes, the property had a carrying value of approximately $1,142,000 and the Partnership recorded a loss of approximately $80,000 or $2.00 per Unit as a result of the sale. At the time of sale, the two buildings were only twenty-five percent occupied as a result of a premature lease
termination by the major tenant in 1993.   After the major tenant vacated
in 1993, the Partnership marketed space to prospective tenants with little response. A potential tenant, however, did express interest in purchasing the two buildings. After a review of the recent sales in the market and the offer, the offer was successfully countered and the sale was closed expeditiously. The only recent comparable sales were closer to the airport, a more desirable location, which involved either 100% office build-out or were to user/owner buyers who tend to pay a premium over market, at approximately $24 per square foot.

                       Early in 1995, a user/owner approached the manager for the Westside property and offered to buy vacant building #6 (12,600 square feet, representing 100% of the vacant space at December 31, 1994) at a gross price of $29 per square foot or a total gross sales price of $366,400. The Partnership has allowed the buyer to perform due diligence on the property. If no problems are encountered and the potential purchaser obtains financing, a sale could take place during the second quarter of 1995. The sale, reflecting an above market sales price, would allow the Partnership to convert a current vacancy and potential leasing problem into distributable cash to the partners.

                       Operations at Westside for 1994 produced $136,000 of adjusted cash from operations after payment of tenant improvements and leasing commissions, compared with $205,000 for 1993. Results are down from 1993 as the sale of a portion of the property has reduced potential revenues. Leasing exposure, exclusive of building #6, stands at 35,120 square feet of which 21,120 is expected to be renewed. A lease for a tenant currently occupying 14,000 square feet (not included in the renewal numbers) expired on January 31, 1995. The tenant, currently held over as a month to month, has requested to stay provided additional parking is provided. Although a lot is available from an adjacent property owner, the cost of purchasing a lot may not be recoverable by increases in rent.
Plans for 1995 include tenant improvements, leasing commissions and capital expenditures of approximately $55,000 to accommodate the leasing activity and some HVAC repairs.

                       Lake Point's adjusted cash from operations for the year totalled approximately $505,000 in 1994 compared with $826,000 in 1993. A significant portion of the decrease, $133,000, is attributable to the parking area repair project estimated at the beginning of 1994 at $75,000. Tenant improvements and leasing commissions of $90,000 for 1994 were lower than the estimate at the beginning of the year. To complete an aggressive leasing plan for 1995, the property is to sign renewals representing 27,102 square feet and new leasing representing 22,644 square feet. Based on this level of leasing activity, tenant improvements and leasing commissions would approximate $380,000. Additionally, building improvements are budgeted at $55,000.

                       Woodlands Plaza generated a $9,000 adjusted cash from operations deficit after $305,000 of leasing commissions, tenant improvements and capital expenditures, versus a positive $161,000 for 1993. An extensive amount of leasing during 1994 (16,608 square feet of space was leased) increased the occupancy percentage at Woodlands to 92% at December 31, 1994. Exposure for 1995 is 24,168 square feet, or 34% of net rentable area, including an early termination of a 10,319 square foot tenant.
Tenant finish and leasing costs for leasing planned in 1995 is estimated to be in the $13 to $15 per square foot range. The total for the year will be dependant on the amount of leasing completed in 1995.

                       Westford Corporate Center is owned by a joint venture partnership in which the Partnership owns a 26.08% equity investment. Adjusted cash from operations at Westford Corporate Center for 1994 was $734,000 ($191,000 attributable to the Partnership's interest) after tenant improvements and leasing commissions of $256,000. During the second quarter, an existing tenant expanded by an additional 10% of total space. During the third quarter, the tenant expanded further, leasing the remaining 15% of vacant space. The third quarter expansion had brought the property to 100% occupancy by September 30, 1994.

                       The Partnership's strategy includes property sales in two to three years for each of the Partnership's wholly owned properties. A sale of the Westford property, 26.08% owned through a joint venture, may have to be held until the existing tenants' leases reach expiration and are renewed or the space is leased to new tenants in 1998 or 1999.

Results of Operations

                       Partnership net operating income, (total revenue less property operating expenses, general and administrative expenses and fees and reimbursements to affiliates and exclusive of the Partnership's share of the joint venture), decreased in 1994 to approximately $1,024,000 versus approximately $1,246,000 in 1993.

                       At Lake Point, net operating income decreased approximately $109,000 in 1994. The decrease was primarily the result of decreased occupancy at the service center as two tenants renewed but downsized by 8,704 square feet or 6%. Other leasing efforts at Lake Point resulted in a net loss in the number of tenants but a net gain in terms of leased area of 3,206 square feet or 2%.

                       Net operating income at Woodlands Plaza decreased 1994 by approximately $52,000 from 1993, due to decreased average occupancy and lower recoveries of operating expenses and taxes in 1994.

                       At Westside Industrials net operating income decreased approximately $89,000 in 1994 as compared with 1993. The decrease was due primarily to decreased rental income resulting from the loss of income from a lease buy out negotiated in 1993, the loss of 7,560 occupied square feet from the sale of buildings #1 and #2 in April 1994, and the loss of three tenants occupying 12,600 square feet in the second half of 1994.

                       The majority of the balance of the net operating income change represents decreased Partnership level out-of-pocket expenditures coupled with increased interest income in 1994.

Results - 1994 Compared with 1993

                       Rental income decreased by approximately $203,000 for the year ended December 31, 1994, as compared with 1993, as a result of the tenant changes which have decreased rental income at each of the Partnership's properties. Rental income at Woodlands Plaza decreased approximately $37,000 due to decreased average occupancy at the property. In addition, during the second quarter of 1993, a tenant at Woodlands paid a premium to extend their occupancy beyond the lease expiration date. At Westside Industrials, rental income decreased approximately $118,000, due to the loss of income from a lease buy-out negotiated as part of an early termination in 1993, the loss of 7,560 occupied square feet from the sale of buildings #1 and #2 in April 1994, and the loss of tenants occupying 12,600 square feet in the latter half of 1994. Rental income at Lake Point decreased approximately $48,000 due to decreased average occupancy and renewal of several tenants at lower rates in the second quarter of 1994.

                       Other income decreased approximately $75,000 for the year ended December 31, 1994, as compared with the 1993. The decrease was due primarily to lower recoveries of operating expenses and taxes at Woodlands and Lake Point. The decrease was expected at Woodlands as base years have taken the place of expense stops on new and renewed leases in addition to an overall drop in expenses at the property. The decrease at Lake Point was due to decreased average occupancy. In addition, 1993 includes a $10,000 forfeited security deposit from the buy-out agreement at Westside.

                       The increase in interest income for the year ended December 31, 1994, as compared with 1993, was the result of an increase in the Partnership's average cash balance attributable to the net proceeds from the sale of buildings #1 and #2 of the Westside property and an increase in rates during the year.

                       Property operating expenses decreased overall as a result of decreases at Westside and Woodlands for the year ended December 31, 1994, as compared with 1993. The total decrease at Westside was due to lower repairs and maintenance and property tax costs resultant from the sale of buildings #1 and #2. In addition, Westside's 1993 results included plumbing expenses and parking lot lighting. The decrease was partially offset by exterior painting expenditures at Westside incurred in 1994. The decrease at Woodlands was attributable to nonrecurring parking lot repairs made during 1993 and decreased utility usage as a result of occupancy changes in 1994. At Lake Point, real estate taxes increased in 1994 as a result of an increase in the assessment value and millage rate.

                       Depreciation and amortization decreased for the year ended December 31, 1994, as compared with 1993, due to the expiration of the useful lives of certain assets.

                       In 1994 the Partnership recorded permanent impairment losses relative to Woodlands Plaza and Westside due to estimated future cash flow declines reflecting a change in the estimated holding period of the Woodlands property and increased capital expenditures and leasing costs at Westside.

                       The improvement in operating results by the joint venture property for the year ended December 31, 1994, as compared with 1993, was due to the new tenant which took occupancy in October 1993 and its subsequent expansions in April and September 1994.

                       The gain on sale was the result of the sale of buildings #1 and #2 of the Westside property in April 1994.

Results - 1993 Compared with 1992

                       Rental income increased by approximately $32,000, net, for the year ended December 31, 1993, as compared with 1992, as a result of the tenant changes at each of the Partnership's properties. Lake Point and Westside increases were offset by a decrease at Woodlands.

                       Other income decreased for the year ended December 31, 1993, as compared to 1992, due to lower recoveries of operating expenses and taxes at Woodlands Plaza of approximately $78,000. The decrease was expected as base years have taken the place of expense stops on new and renewed leases in addition to an overall drop in expenses at the property. Increased occupancy at Lake Point and Westside resulted in an approximately $8,000 and $12,000 increase in other income, respectively. Included in other income is a $10,000 security deposit forfeiture from a vacating tenant at Westside.

                       The decrease in property operating expenses for the year ended December 31, 1993, as compared with 1992, was due to lower tax expense, common area maintenance, repairs and tenant leasing costs at Woodlands Plaza. During the first quarter, Woodlands received a refund as a result of a 1990-1991 property tax appeal. Maintenance costs paid to the business park are down as 1992's results included parking lot resurfacing. The cleaning contract cost was also lower and some incidental lease signing costs were expensed during 1992.

                       The decrease in the general and administrative expense for the year ended December 31, 1993, as compared with 1992, was due to decreased Partnership level allocated expenses.

                       Partnership management fees were higher for the year ended December 31, 1993, as compared with the prior year, as 1992 adjusted cash was affected by leasing commissions relative to the major tenant taking occupancy at Westford during the year and higher capital improvements at Woodlands Plaza.

                       Depreciation decreased for the year ended December 31, 1993, as compared with 1992, due to the permanent impairment losses recorded in the fourth quarter of 1992, effectively lowering the depreciable asset base. In addition, the expiration of the useful lives of certain assets further affected depreciation.

                       The improvement in operating results by the joint venture property for the year ended December 31, 1993, as compared with 1992, was due to the move in of a major tenant at the end of the first quarter of 1992.

Inflation

                       With inflation at a low rate during 1994, 1993, and 1992, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

                       Any significant inflation in future periods may increase rental rates (from leases to new tenants or renewals of leases to existing tenants) assuming no major changes in market conditions. At the same time, it is anticipated that property operating expenses will be similarly affected. Assuming no major changes in occupancy levels, increases in rental income are expected to cover inflation driven increases in the cost of operating the properties and in property taxes.

                       Inflation may also contribute to capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties increase.

                       The recapture and escalation clauses that exist on certain of the leases at each of the Partnership's remaining four properties offer the Partnership some protection against inflation. Escalation clauses offset the increases in operating expenses under inflation. As operating expenses increase due to inflation so will the escalation revenues due to the Partnership, offsetting, at least in part, the increase in total expenses. The recapture provisions protect the Partnership from rising costs of common area maintenance as well as taxes and other operating expenses by passing these increases through, at least partially, to the lessees.

Item 8.  Financial Statements and Supplementary Data

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                                   Index
                                                                      Page

Report of Independent Accountants                                      18
Financial Statements:
        Balance Sheets, December 31, 1994 and 1993                     19
        Statements of Operations, For the Years Ended
        December 31, 1994, 1993 and 1992                               20
        Statements of Partners' Capital (Deficit),
        For the Years Ended December 31, 1994, 1993 and 1992           21
        Statements of Cash Flows, For the Years Ended
        December 31, 1994, 1993 and 1992                               22
        Notes to Financial Statements                                  23

Schedules:
III - Real Estate and Accumulated Depreciation, December 31, 1994      28


Schedules not filed:
        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                           Unconsolidated Venture

                          Westford Office Venture

                                   Index
                                                                      Page

Report of Independent Accountants                                      29
Financial Statements:
     Balance Sheets, December 31, 1994 and 1993                        30
     Statements of Operations, For the Years Ended
       December 31, 1994, 1993 and 1992                                31
     Statements of Partners' Capital, For the Years Ended
       December 31, 1994, 1993 and 1992                                32
     Statements of Cash Flows, For the Years Ended
       December 31, 1994, 1993 and 1992                                33
     Notes to Financial Statements                                     34

Schedules:
III - Real Estate and Accumulated Depreciation, December 31, 1994      37


Schedules not filed:
        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                     Report of Independent Accountants


To the Partners of
 Connecticut General Equity Properties I
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Equity Properties I Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Hartford, Connecticut
February 22, 1995

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                               Balance Sheets

                         December 31, 1994 and 1993

                                        Assets        1994           1993
Property and improvements, at cost:
        Land and improvements                      $2,810,237     $3,321,033
        Buildings                                  13,002,842     14,209,754
        Tenant improvements                        2,879,677      2,691,085
                                                   18,692,756     20,221,872
        Less accumulated depreciation              6,686,953      6,296,738
             Net property and improvements         12,005,803     13,925,134

Equity investment in unconsolidated joint venture  3,043,024      2,940,597
Cash and cash equivalents                          368,015        693,863
Accounts receivable (net of allowance of $1,684 in
 1994 and $5,318 in 1993)                          97,349         135,621
Prepaid expenses and other assets                  76,872         83,714
Deferred charges, net                              295,340        337,304
             Total                                 $15,886,403    $18,116,233

                     Liabilities and Partners' Capital (Deficit)
Liabilities:
        Accounts payable (including $9,324 in
 1994 and $59,926 in 1993 due to affiliates)      $220,449       $275,700
        Tenant security deposits                   102,076        102,720
        Unearned income                            6,269          48,403
             Total liabilities                     328,794        426,823

Partners' capital (deficit):
        General Partner:
          Capital contributions                    1,000          1,000
          Cumulative net income                    143,212        97,844
          Cumulative cash distributions            (156,705)      (148,368)
                                                   (12,493)       (49,524)
        Limited partners (39,236.25 Units):
          Capital contributions, net
          of offering costs                       35,602,279      35,602,279
          Cumulative net income                    2,549,406      2,827,266
          Cumulative cash distributions          (22,581,583)   (20,690,611)
                                                   15,570,102     17,738,934
             Total partners' capital               15,557,609     17,689,410
             Total                                 $15,886,403    $18,116,233

     The Notes to Financial Statements are an integral part of these statements.




            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Operations

                 For the Years Ended December 31, 1994, 1993 and 1992


                                            1994           1993           1992
Income:
        Base rental income               $2,075,169     $2,278,062     $2,246,143
        Other operating income              209,731        284,251        342,708
        Interest income                      53,150         38,056         60,899
                                          2,338,050      2,600,369      2,649,750
Expenses:
        Property operating expenses         981,864      1,024,209      1,035,596
        General and administrative          151,281        143,965        152,335
        Fees and reimbursements to
          affiliates                        181,076        186,304        191,122
        Depreciation and amortization       769,621        859,774      1,092,320
        Loss due to permanent impairment
          of assets                         835,000            --       1,800,000
                                          2,918,842      2,214,252      4,271,373

          Net partnership operating
            income (loss)                  (580,792)       386,117     (1,621,623)

Other income (loss):
        Gain on sale of property            245,873            --            --
        Equity interest in joint venture
         net income (loss)                  102,427         20,317     (1,029,876)

          Net income (loss)               $(232,492)      $406,434    $(2,651,499)


Net income (loss):
        General Partner                      45,368         $4,064   $   (26,515)
        Limited partners                   (277,860)       402,370    (2,624,984)
                                          $(232,492)      $406,434   $(2,651,499)

Net income (loss) per Unit                   $(7.08)        $10.26   $  (66.90)

Cash distributions per Unit                  $48.19        $ 29.95   $   44.06









      The Notes to Financial Statements are an integral part of the statements.




            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                      Statements of Partners' Capital (Deficit)

                 For the Years Ended December 31, 1994, 1993 and 1992

                                             General       Limited
                                             Partner       partners       Total

Balance (deficit) at December 31, 1991       $(7,278)    $22,865,264   $22,857,986

Cash distributions                           (6,222)     (1,728,654)   (1,734,876)

Net loss                                     (26,515)    (2,624,984)   (2,651,499)

Balance (deficit) at December 31, 1992       (40,015)    18,511,626    18,471,611

Cash distributions                           (13,573)    (1,175,062)   (1,188,635)

Net income                                   4,064       402,370       406,434

Balance (deficit) at December 31, 1993       (49,524)    17,738,934    17,689,410

Cash distributions                           (8,337)     (1,890,972)   (1,899,309)

Net income                                   45,368      (277,860)     (232,492)

Balance (deficit) at December 31, 1994       $(12,493)   $15,570,102   $15,557,609




     The Notes to Financial Statements are an integral part of these statements.

            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Cash Flows

                 For the Years Ended December 31, 1994, 1993 and 1992

                                             1994          1993         1992
Cash flows from operating activities:
        Net income (loss)                $(232,492)     $406,434    $(2,651,499)
        Adjustments to reconcile net
         income (loss) to net cash
         provided by operating activities:
          Loss due to permanent impairment
           of assets                       835,000           --       1,800,000
          Gain on sale of property        (245,873)          --            --
          Deferred rent credits             43,252        63,085         59,312
          Depreciation and amortization    769,621       859,774      1,092,320
          Equity interest in joint venture
           net (income) loss              (102,427)      (20,317)     1,029,876
          Accounts receivable               38,272       (69,517)        14,264
          Accounts payable                 (66,507)       21,423         46,786
          Other, net                       (35,936)       28,531         23,176
          Net cash provided by operating
           activities                    1,002,910     1,289,413      1,414,235

Cash flows from investing activities:
        Purchases of property and
         improvements                     (412,099)     (170,503)      (280,047)
        Payment of leasing commissions     (79,587)      (62,376)       (41,245)
        Proceeds from sale of property   1,115,100           --             --
        Payment of closing costs related
         to sale of property               (53,100)          --             --
          Net cash provided by (used in)
             investing activities          570,314      (232,879)      (321,292)

Cash flows from financing activities:
        Cash distributions to limited
        partners                        (1,890,735)   (1,175,156)    (1,728,236)
        Cash distributions to General
        Partner                            (8,337)      (4,604)        (6,222)
          Net cash used in financing
             activities                 (1,899,072)   (1,179,760)    (1,734,458)

Net decrease in cash and cash equivalents (325,848)     (123,226)      (641,515)
Cash and cash equivalents, beginning
  of year                                  693,863       817,089      1,458,604
Cash and cash equivalents, end of year     $368,015     $693,863       $817,089

Supplemental disclosure of non-cash information:
        Accrued purchase of property
        and improvements                   $43,019       $32,000       $   --










      The Notes to Financial Statements are an integral part of the statements.

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                       Notes to Financial Statements

1.      Organization and Basis of Accounting

        The General Partner of Connecticut General Equity Properties - I Limited Partnership (the "Partnership") is Connecticut General Realty Resources, Inc. - Third (the "General Partner"), an indirect, wholly owned subsidiary of CIGNA Corporation.

        The Partnership's records are maintained on the accrual basis of accounting for financial reporting purposes and are adjusted for federal income tax reporting. The net effect of the adjustments as of December 31, 1994, 1993 and 1992, principally relating to the classification of syndication costs, differences in depreciation methods and permanent impairment losses, are summarized as follows:

                                   1994               1993              1992

                        Financial        Tax       Financial      Tax        Financial       Tax
                        Reporting     Reporting    Reporting   Reporting     Reporting       Reporting
  Total assets        $15,886,403   $24,728,396  $18,116,233 $26,239,834   $18,841,802      $26,716,285
    Partners' capital
     (deficit):
     General Partner     (12,493)      (24,632)     (49,524)    (20,733)    (40,015)         (13,664)
     Limited partners  15,570,102    24,430,553   17,738,934  25,882,197    18,511,626       26,413,400
   Net income (loss) (a):
     General Partner       45,368         4,438        4,064       6,503     (26,515)          6,580
     Limited partners    (277,860)      439,328      402,370     643,807    (2,624,984)        651,482
   Net income (loss)
    per Unit(a):            (7.08)        11.20        10.26       16.41        (66.90)          16.60

(a) Included in 1994 is $835,000 of loss due to permanent impairment of assets for financial reporting only ($21.07 per Unit) and a gain on sale of property of $245,873 ($195,721 or $4.99 per Unit to limited partners) for financial reporting purposes and a loss of $80,448 ($2.03 per Unit) for tax reporting. Included in 1992 is a $2,791,040 ($70.42 per Unit) of loss due to permanent impairment of assets for financial reporting only.

2.      Summary of Significant Accounting Policies

a) Property and Improvements: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price, subsequent capitalized costs and adjustments, including certain acquisition expenses and permanent impairment losses. Amounts received under master lease agreements have been treated as a reduction of the related property's purchase price. Depreciation on the property and improvements is calculated on the straight-line method based on the estimated useful lives of buildings and land improvements (15 to 31.5 years) and tenant improvements (the respective lease terms). Maintenance and repair expenses are charged to operations as incurred.

        As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the carrying value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed permanent, an impairment loss is recorded.

        In November 1993, the Financial Accounting Standards Board issued a Proposed Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets". Under the Proposed Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying amount of the asset. If an impairment exists, the loss shall be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value of the asset shall be measured by its market value if an active market for that asset exists. If no market price is available, a forecast of expected discounted future net cash flows should be used. The discount rate applied should be commensurate with the risk involved. The effective date of a final statement is fiscal years beginning after June 15, 1995. The effect of the Proposed Statement on the financial position and results of operations of the Partnership in the year of adoption can not be reasonably estimated.

b) Equity Investment in Unconsolidated Joint Venture: The Partnership uses the equity method of accounting with respect to it's interest in the Westford Office Venture, a joint venture partnership with an affiliated limited partnership.

c) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

d) Prepaid Expenses and Other Assets: Prepaid expenses at December 31, 1994, consist of prepaid insurance costs at each property. Other assets at December 31, 1994, include a receivable of $56,480 from a tenant at Lake Point for reimbursement of tenant improvement costs.

e) Deferred Charges: Deferred charges consist of leasing commissions and rental concessions, which are being amortized using the straight-line method over the respective lease terms.

f) Partner's Capital: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

g) Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

h) Basis of Presentation: Certain amounts in the 1992 and 1993 Financial Statements have been reclassified to conform to the 1994 presentation.

3.      Investment Properties

        At December 31, 1994, the Partnership owned three commercial properties directly and a 26.08% interest in another through a joint venture with an affiliated partnership. The properties are located in Missouri, Arizona, Florida and Massachusetts. At December 31, 1994, the properties were operating with leases in effect generally for a term of three to ten years. No mortgage debt was incurred in the purchase of the Partnership's properties.

        On January 11, 1990, the Partnership sold the Courtyard Shopping
Center for $6,445,363.   The carrying value of the center at the time of
sale was $5,666,874. After deducting closing costs of $233,808, the Partnership recorded a gain on the sale of $544,681.

        With respect to the Partnership's accounting policy for impairment of assets, the Partnership recognized permanent impairment of asset losses
in 1994 and 1992.   In 1994, the Partnership recorded impairments of
$600,000 and $235,000 relative to Woodlands Plaza and Westside, respectively.  In 1994, the impairment loss for Westside was the result of an anticipated decline in estimated future cash flow resulting from budgeted increases in capital expenditures and leasing costs to cure current and future vacancies. For Woodlands Plaza, the estimated holding period of the property was shortened. In 1992, the Partnership recorded impairments of $1,100,000 and $700,000 relative to Woodlands Plaza and
Westside, respectively.   Additionally, in 1992, the Partnership recorded a
permanent impairment of asset loss relative to its joint venture interest in Westford Corporate Center of $991,040. In 1992, estimated future cash flows declined at Woodlands and Westside reflecting changes in estimated potential revenue from future leasing. As a result of the oversupply of space and the continued downward pressure on rental rates in the markets in which these properties operate, expected future rental rates would be renewed and/or negotiated to lower rates. At Westford, the estimated holding period was reduced.

4.      Venture Agreement

        The Partnership has a 26.08% interest in the Westford Office Venture, which owns the Westford Corporate Center, an office and research/development facility. Westford Office Venture is a joint venture between the Partnership and CIGNA Income Realty-I Limited Partnership, an affiliated limited partnership.


        Summary financial information for the Westford Office Venture as of and for the years ended December 31, 1994, 1993 and 1992 follows:
                                  1994         1993           1992

Total assets                 $12,671,892    $12,343,992    $12,236,605
Total liabilities                749,320        814,161        784,678

Total income                   1,686,829      1,280,650        978,140
Net income (loss)(a)             392,741         77,904     (3,948,912)

[FN]
(a) Included in 1992 is a $3,800,000 loss due to permanent impairment of assets.

     Pursuant to the Joint Venture Agreement, net income or loss, cash distributions from operations, net income and distributable cash from the sale or disposition of the property are generally allocated to the venturers in accordance with their percentage capital contributions. Percentage interests are subject to change in the future if any additional contributions made by the venturers to the Venture are disproportionate to their present percentage interests.

     No distributions were made by the Venture in 1994, 1993 or 1992.

5.   Deferred Charges

     Deferred charges at December 31, 1994 and 1993 consist of the following:

                                                      1994           1993

        Deferred leasing commissions                 $880,435       $804,311
        Accumulated amortization                     (660,477)      (585,641)
                                                     219,958        218,670
        Deferred rent credits                        75,382         118,634
                                                     $295,340       $337,304

6.      Leases

        All of the properties have leases currently in effect which are accounted for as operating leases. The majority have terms which range from three to five years. Following is a schedule of minimum annual future rentals based upon non-cancelable leases currently in effect, assuming no exercise of tenant renewal options (does not include leases relative to the Partnership's interest in the Westford Office Venture).

          Year ending December 31:

             1995            $1,920,498
             1996             1,487,033
             1997             1,052,065
             1998               527,765
             1999               116,830

        Certain of the leases contain provisions whereby tenants pay their pro rata share of any increases in common area maintenance, taxes and operating expenses over base period amounts. Pursuant to such provisions, the Partnership earned $202,036 in 1994, $248,679 in 1993 and $261,195 in
1992. These amounts are included in other income on the Statement of Operations.

7.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1994, 1993 and 1992 are:

                             1994      1993      1992

Partnership
 management fee(a)          $80,512   $88,709   $82,084
Property management
 fees(b)(c)                 140,082   158,489   153,475
Printing                     11,407    13,036    13,263
Reimbursement (at cost) for
 out of pocket expenses      44,138    31,362    42,067


[FN]
(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.
[FN]
(b)  In 1994, 1993 and 1992, $95,063, $105,292  and $99,767, respectively, of these fees were for services contracted by CIGNA Investments, Inc., an affiliate of the General Partner, on behalf of the Partnership but paid directly by the Partnership to independent third party management companies.
[FN]
(c) Does not include management fees of $26,418, $18,727 and $14,958 attributable to the Partnership's 26.08% interest in the Westford Office Venture for the years ended December 31, 1994, 1993 and 1992, respectively.

8.   Partners' Capital

     During 1991, the State of Connecticut enacted new income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. On April 13, 1994, the Partnership paid the tax due on its 1993 Form CT-G State of

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                 Notes to Financial Statements - Continued


Connecticut Group Income Tax Return. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $324 directly to the State of Connecticut. The Partnership also accrued the 1994 estimated payment of $561 as of December 31, 1994. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.


9.   Sale of Investment Property

     Westside Industrials consisted of six one-story industrial warehouse buildings with total square footage of 105,560. On April 15, 1994, the Partnership sold buildings #1 and #2 (totalling 42,480 square feet) of Westside Industrials for $1,115,100. The net proceeds to the Partnership were $1,062,000 after deducting closing costs. The two buildings had a carrying value of $816,127 and the Partnership recorded a gain of $245,873.

10.     Partnership Agreement

        Pursuant to the terms of the Partnership Agreement, net income or loss and cash distributions from operations, as well as any net losses arising from the sale or disposition of investment properties are to be allocated 1% to the General Partner and 99% to the Limited Partners. Cash distributions are allocated to the Partners following the receipt by an affiliate of the General Partner of a partnership management fee of 9% of "Adjusted Cash From Operations", as defined in the Partnership Agreement.

        Distributable cash from the sale or disposition of investment properties is to be generally allocated in the following order:

        - To the Limited Partners up to the amount of their Original Invested Capital.

        - To the Limited Partners in an amount which, when added to prior distributions from operations, equals a 10% cumulative non-compounded return on their Adjusted Invested Capital.

        - To an affiliate of the General Partner as a Subordinated Disposition Fee.

        - With respect to the remainder, 85% to the Limited Partners and 15% to the General Partner.

        Net income from the sale or disposition of investment properties is to be generally allocated as follows:

        - To each Partner having a deficit balance in his capital account in the same ratio as such deficit balance bears to the aggregate of deficit balances of all Partners.

        - To the Partners in an amount equal to that distributed to them in respect of such sale or disposition.

        - With respect to the remainder, 99% to the Limited Partners and 1% to the General partner.

11.     Subsequent Events

        On February 15, 1995, the Partnership paid a cash distribution of $122,417 to the limited partners.

CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP        SCHEDULE III
                 (a Connecticut limited partnership)

                  Real Estate and Accumulated Depreciation

                          December 31, 1994

                                                            Costs
         Initial Cost to Partnership (A)(B)                 Capitalized
                                                            Subsequent to                                              Life on Which
                                                            Acquisition (C)(D)                                         Depreciation
                                                                                                                       in Latest
                                                                                                                       Statement of
                          Land and Land                     Land, Building and       Date of          Date             Operations is
         Description      Improvements     Buildings        Improvements             Construction     Acquired         Computed
Woodlands Plaza II        $1,252,294       $6,436,730       $(232,504)               1983             10/15/84         2-31.5 years
Office Building
St. Louis, MO

Westside Industrials      1,056,000        2,117,074        (1,570,353)              1977             02/01/85         2-31.5 years
Phoenix, AZ

Lake Point I, II, III     1,413,971        6,615,761        1,603,783                1985             07/31/86         2-31.5 years
Service Center
Orlando, FL

Totals                    $3,722,265       $15,169,565      $(199,074)

                          Gross Amount at Which Carried at Close of Period (E)(F)

                          Land and Land    Building and     Tenant                            Accumulated
         Description      Improvements     Improvements     Improvements     Total            Depreciation (G)
Woodlands Plaza II        $980,294         $ 5,442,877      $1,033,349       $ 7,456,520      $2,896,655
Office Building
St. Louis, MO

Westside Industrials      428,318          970,839          203,564          1,602,721        601,229
Phoenix, AZ

Lake Point I, II, III     1,401,625        6,589,126        1,642,764        9,633,515        3,189,069
Service Center
Orlando, FL

Totals                    $2,810,237       $13,002,842      $2,879,677       $18,692,756      $6,686,953


(A)      The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses.  In accordance with the Partnership
         Agreement, all properties were acquired without incurring any mortgage debt.

(B)      The Partnership received $475,617 and $1,294,910 from the sellers of Woodlands Plaza II and Lake Point I, II, III, respectively, under master lease agreements, which were treated as a reduction of initial cost to the Partnership.

(C)      Included in Costs Capitalized Subsequent to Acquisition are losses on permanent impairment of assets for Woodlands Plaza II and Westside Industrials in the
         amounts of $600,000 and $235,000, respectively, for 1994 and $1,100,000 and $700,000, respectively, for 1992.

(D)      Includes the sale of two of the six buildings at Westside Industrials during 1994

(E)      The aggregate cost of the real estate owned at December 31, 1994 for federal income tax purposes is $ 22,038,928.

(F)      Reconciliation of real estate owned:

                Description                      1994                      1993                     1992
         Balance at beginning of period      20,221,872               $20,019,369              $21,578,722

         Additions during period                423,118                   202,503                  240,647

         Reductions during period(C)(D)      (1,952,234)                       --               (1,800,000)

         Balance at end of period           $18,692,756               $20,221,872              $20,019,369


[FN]
(G)      Reconciliation of accumulated depreciation.

                Description                      1994                      1993                     1992
         Balance at beginning of period       6,296,738                $5,532,115               $4,560,223

         Additions during period                692,861                   764,623                  971,892

         Reductions during period (D)          (302,646)                       --                       --

         Balance at end of period            $6,686,953                $6,296,738               $5,532,115


     Report of Independent Accountants


     To the Partners of
      Connecticut General Equity Properties - I
      Limited Partnership


     In our opinion, the financial statements listed in the accompanying index (see page 17) present fairly, in all material respects, the financial position of Westford Office Venture at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
     We believe that our audits provide a reasonable basis for the opinion expressed above.


     PRICE WATERHOUSE LLP
     Hartford, Connecticut
     February 22, 1995

            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                                Unconsolidated Venture

                               Westford Office Venture

                                    Balance Sheets

                              December 31, 1994 and 1993

                                        Assets        1994           1993
Property and improvements, at cost:
        Land and improvements                       $2,501,875     $2,501,875
        Buildings                                   10,716,382     10,716,382
        Tenant improvements                         1,492,102      1,275,322
                                                    14,710,359     14,493,579
        Less accumulated depreciation               4,209,052      3,712,142
             Net property and improvements          10,501,307     10,781,437

Cash and cash equivalents                           1,901,019      1,172,985
Accounts receivable                                 885            118,382
Prepaid expenses and other assets                   16,401         2,938
Deferred charges, net                               252,280        268,250
             Total                                  $12,671,892    $12,343,992

                          Liabilities and Partners' Capital

Liabilities:
        Accounts payable (including $9,317 in 1994
         and $28,972 in 1993 due to affiliates)     $24,648        $89,489
        Deferred acquisition fees payable to
         affiliate                                  724,672        724,672
             Total liabilities                      749,320        814,161

Partners' capital:
        CGEP:
          Capital contributions                     4,718,527      4,718,527
          Cumulative cash distributions             (1,825,600)    (1,825,600)
          Cumulative net income                     150,097        47,670
                                                    3,043,024      2,940,597
        CIR:
          Capital contributions                     13,439,197     13,439,197
          Cumulative cash distributions             (5,174,400)    (5,174,400)
          Cumulative net income                     614,751        324,437
                                                    8,879,548      8,589,234
             Total partners' capital                11,922,572     11,529,831
             Total                                  $12,671,892    $12,343,992




     The Notes to Financial Statements are an integral part of these statements.


            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                                Unconsolidated Venture

                               Westford Office Venture

                               Statements of Operations

                 For the Years Ended December 31, 1994, 1993 and 1992

                                               1994          1993         1992
Income:
        Base rental income                  $1,342,969    $1,121,765   $895,841
        Other income                        288,888       130,370      63,173
        Interest income                     54,972        28,515       19,126
                                            1,686,829     1,280,650     978,140

Expenses:
        Property operating expenses         633,601       608,323      437,582
        General and administrative          57,198        54,125       60,800
        Fees and reimbursements to
         affiliates                          50,651       35,855       28,948
        Depreciation and amortization       552,638       504,443      599,722
        Loss due to permanent impairment
         of assets                              --            --     3,800,000
                                           1,294,088     1,202,746    4,927,052


          Net income (loss)                $392,741      $77,904    $(3,948,912)


Net income (loss):
        CGEP                                $102,427      $20,317   $(1,029,876)
        CIR                                 290,314       57,587     (2,919,036)
                                            $392,741      $77,904   $(3,948,912)






     The Notes to Financial Statements are an integral part of these statements.

            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                                Unconsolidated Venture

                               Westford Office Venture

                           Statements of Partners' Capital

                 For the Years Ended December 31, 1994, 1993 and 1992

                                         CGEP            CIR          Total

Balance at December 31, 1991           $3,950,156    $10,726,011   $14,676,167

Capital contributions                      --            724,672       724,672

Net loss                               (1,029,876)   (2,919,036)   (3,948,912)

Balance at December 31, 1992           2,920,280     8,531,647     11,451,927

Net income                                20,317        57,587        77,904

Balance at December 31, 1993           2,940,597     8,589,234     11,529,831

Net income                               102,427       290,314       392,741

Balance at December 31, 1994           $3,043,024    $8,879,548    $11,922,572






     The Notes to Financial Statements are an integral part of these statements.

            CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                                Unconsolidated Venture

                               Westford Office Venture

                               Statements of Cash Flows

                 For the Years Ended December 31, 1994, 1993 and 1992

                                                       1994          1993         1992
Cash flows from operating activities:
        Net income (loss)                            $392,741      $77,904      $(3,948,912)
        Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
          Loss due to permanent
          impairment of assets                          --            --           3,800,000
          Depreciation and amortization               552,638       504,443        599,722
          Accounts receivable                         117,497       (118,382)      22,116
          Accounts payable                            (33,616)      (1,742)         43,937
          Other, net                                  (13,463)      10,017            (1)
             Net cash provided by
             operating activities                   1,015,797       472,240         516,862

Cash flows from investing activities:
        Purchases of property and
          improvements                              (248,005)      (119,429)        (797,758)
        Payment of leasing commissions               (39,758)       (41,715)        (308,038)
             Net cash used in investing
             activities                             (287,763)      (161,144)      (1,105,796)

Cash flows from financing activities:
        Capital contributions                            --            --            724,672
             Net cash provided by
             financing activities                        --            --            724,672

Net increase in cash and cash equivalents            728,034        311,096          135,738
Cash and cash equivalents,
beginning of year                                  1,172,985        861,889          726,151
Cash and cash equivalents, end of year            $1,901,019     $1,172,985         $861,889


Supplemental disclosure of non-cash information:
        Accrued purchase of property and
        improvements                                  $--          $31,225          $--




     The Notes to Financial Statements are an integral part of these statements.

       CONNECTICUT GENERAL EQUITY PROPERTIES - I LIMITED PARTNERSHIP
                           Unconsolidated Venture

                          Westford Office Venture

                       Notes to Financial Statements


1.      Organization

        Westford Office Venture (the "Venture") is a joint venture partnership in which Connecticut General Equity Properties - I Limited Partnership ("CGEP") owns a 26.08 percent direct interest. The remaining
73.92 percent interest is held by CIGNA Income Realty - I Limited
Partnership ("CIR"), an affiliated limited partnership.

2.      Summary of Significant Accounting Policies

a) Property and Improvements: Property and improvements is carried at cost less accumulated depreciation. The cost represents the initial purchase price, subsequent capitalized costs and adjustments, including certain acquisition expenses and permanent impairment loss. Amounts received under the master lease agreement from the seller of the Westford Corporate Center were treated as a reduction of the property purchase price. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of buildings and improvements (15 to 31.5 years) and tenant improvements (the respective lease terms). Maintenance and repair expenses are charged to operations as incurred.

        As a result of inherent changes in market values of real property, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the carrying value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed permanent, an impairment loss is recognized currently.

        In November 1993, the Financial Accounting Standards Board issued a Proposed Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets". Under the Proposed Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying amount of the asset. If an impairment exists, the loss shall be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value of the asset shall be measured by its market value if an active market for that asset exists. If no market price is available, a forecast of expected discounted future net cash flows should be used. The discount rate applied should be commensurate with the risk involved. The effective date of a final statement is fiscal years beginning after June 15, 1995.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

c) Deferred Charges: Deferred charges consist of leasing costs which are amortized using the straight-line method over the respective lease terms.

d) Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the limited partners of the partnership involved in the venture.

e) Basis of Presentation: Certain amounts in the 1992 and 1993 Financial Statements have been reclassified to conform to the 1994 presentation.

3.      Investment Property

        The Venture purchased Westford Corporate Center located in Westford, Massachusetts, without incurring any long-term debt.

        The Venture recognized a permanent impairment of asset loss in 1992 of $3,800,000 principally due to a reduction in the estimated holding period.

4.      Deferred Charges

        Deferred charges at December 31, 1994 and 1993 consist of the following:

                                                   1994        1993

        Deferred leasing costs                   $441,543     $401,785
        Accumulated amortization                 (189,263)    (133,535)
                                                 $252,280     $268,250

5.      Leases

        The property is leased under leases which are accounted for as operating leases, having remaining lease terms which range from three to seven years. Following is a schedule of minimum annual future rentals based upon non-cancelable commercial leases currently in effect, assuming no exercise of tenant renewal options:

        Year ending December 31:

                    1995       $1,481,811
                    1996       1,326,387
                    1997       1,326,387
                    1998       1,326,387
                    1999       331,597
                    Thereafter --

        In 1994 and 1993, leases representing 50% and 25%, respectively, of the space provided for the tenant to pay its pro rata share of increases in operating expenses over base period amounts. The remaining tenant, representing 50% of the space, is operating under a gross lease. During 1994, 1993 and 1992 the Venture earned $288,888, $130,370, and $63,173, respectively, under such provisions.

6.      Transactions with Affiliates

        An affiliate of the venturers provided investment property acquisition services in 1986. Fees for such services totalled approximately $1,000,000 in 1986 of which $724,672 will be payable from adjusted cash from operations after priority distributions to the partners, or if necessary, from sales proceeds.

        During 1994, 1993 and 1992 CIGNA Investments, Inc. provided property management services at Westford Corporate Center for fees calculated at 6% of gross property revenues totalling $101,297, $71,804, and $57,356, respectively. For the years ended 1994, 1993 and 1992 $50,646, $35,949, and $28,408 of such fees were paid to the unaffiliated on-site property manager.

7.      Joint Venture Agreement

        Pursuant to the Joint Venture Agreement, results of operations, including net income or loss and cash distributions, shall generally be allocated to the venturers in proportion to their percentage capital contributions. However, certain acquisition-related expenses incurred by each venture partner in acquiring its interest in the Venture have been recorded in the Venture's books. The related expense or depreciation of such amounts has been allocated to the respective venture partner who incurred the expense.

        Net income and distributable cash from the sale or disposition of property shall be allocated in the following order:

        - To the venturers having negative capital account balances pro rata in proportion to their negative capital accounts;

        - To the venturers in an amount necessary so that the capital account balances of the venturers shall be in proportion to their respective percentage interests.

CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP      SCHEDULE III
           (Unconsolidated Venture)

               Westford Office Venture

        Real Estate and Accumulated Depreciation

                    December 31, 1994

                                                            Costs
                 Initial Cost to venture (A)(B)             Capitalized
                                                            Subsequent to                                           Life on Which
                                                            Acquisition (C)                                         Depreciation
                                                                                                                    in Latest
                                                                                                                    Statement of
                          Land and Land                     Land, Building and       Date of          Date          Operations is
         Description      Improvements     Buildings        Improvements             Construction     Acquired      Computed
Westford                  $3,223,875       $13,759,689      $(2,273,205)             1986             09/11/86      2-31.5 years
Corporate Center
Westford, MA



                          Gross Amount at Which Carried at Close of Period (D)(E)

                          Land and Land    Building and     Tenant                            Accumulated
         Description      Improvements     Improvements     Improvements     Total            Depreciation (F)
Westford                  $2,501,875       $10,716,382      $1,492,102       $ 14,710,359     $4,209,052
Corporate Center



(A)      The cost to the Venture represents the initial purchase price of the properties including certain acquisition fees and expenses.  In accordance with the Joint Venture Agreement, the property was acquired without incurring any mortgage debt.

(B)      The Venture received $245,531 under a Master Lease Agreement, which was treated as a reduction of initial cost to Venture.

(C)      Included in Costs Capitalized Subsequent to Acquisition is a loss due to permanent impairment of assets in the amount of $3,800,000.

(D)      The aggregate cost of the real estate owned at December 31, 1994 for federal income tax purposes is $17,519,187.

[FN]
(E)      Reconciliation of real estate owned:

                Description                      1994                      1993                     1992
         Balance at beginning of period     $14,493,579               $14,342,925              $17,587,956
         Additions during period                216,780                   150,654                  554,969

         Reductions during period(C)                 --                        --               (3,800,000)

         Balance at end of period           $14,710,359               $14,493,579              $14,342,925

[FN]
(F)      Reconciliation of accumulated depreciation:

                Description                      1994                      1993                     1992
         Balance at beginning of period      $3,712,142                $3,254,267               $2,689,480

         Additions during period                496,910                   457,875                  564,787

         Balance at end of period            $4,209,052                $3,712,142               $3,254,267

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not Applicable.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partner of the Partnership, CIGNA Realty Resources, Inc.-Third, a Delaware corporation, is an indirectly, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

     The directors and executive officers of the General Partner as of February 28, 1995 are as follows:

        Name                     Office                     Served Since

        J. Robert Andrews        Director                   April 2, 1990

        R. Bruce Albro           Director                   May 2, 1988

        John Wilkinson           Director                   September 7, 1993

        John D. Carey            President, Controller      September 7, 1993
                                                            September 4, 1990

        Verne E. Blodgett        Vice President, Counsel    April 2, 1990

        Joseph W. Springman      Vice President,
                                 Assistant Secretary        September 7, 1993

        David C. Kopp            Secretary                  September 29, 1989

        Marcy F. Blender         Treasurer                  August 1, 1994

        There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

        The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc. - Third, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc. - Third), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.), Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

        The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                        J. ROBERT ANDREWS - DIRECTOR

        Mr. Andrews, age 50, is a Managing Director of CIGNA Investment Management and is one of seven senior managers in the Real Estate
Investment Division, heading the Real Estate Acquisition and Dispositions Department. He joined CIGNA's Real Estate Division in 1983. Prior to his current assignment, he was the Head of the Tax Advantaged Investment Department; a Vice President - Real Estate Portfolio Manager for Pension Accounts; one of six Vice President - Territorial Managers in the Mortgage and Real Estate Acquisition unit and an Assistant Vice President in the Real Estate Asset Management unit. Prior to coming to CIGNA, he was the principal of a real estate consulting firm specializing in domestic and international multi-family residential construction and development. Prior to forming his own business, Mr. Andrews was an Acquisition Director and Regional Director of Operations for a publicly owned (NYSE) real estate development company. He received a Bachelor of Arts degree in Architecture and a Master of Business Administration degree in Finance and Real Estate from The Pennsylvania State University.


                         R. BRUCE ALBRO - DIRECTOR

        Mr. Albro, age 52, a Senior Managing Director of CIM, joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio
Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.


                         JOHN WILKINSON - DIRECTOR

        Mr. Wilkinson, age 51, is Senior Vice President and Chief Financial Officer of the CIGNA Individual Insurance Division. He was appointed to that position in January 1992. Mr. Wilkinson joined the company in 1970 and became an officer in 1978. In 1981 he joined CIGNA Individual
Financial Services Division (now CIGNA Individual Insurance) and was appointed Vice President in 1988 in that Division. Mr. Wilkinson continued to work in the Insurance Marketing area as Vice President until he was appointed to his current position. Mr. Wilkinson is a 1965 graduate of the U.S. Naval Academy. He is a Registered Principal of CIGNA Financial
Advisors, Inc., a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, a Chartered Life Underwriter and Chartered Financial Counsellor.


                   JOHN D. CAREY - PRESIDENT, CONTROLLER

        Mr. Carey, age 31, joined CIGNA in 1990. Prior to joining CIGNA, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. His experience includes accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

        Mr. Blodgett, age 57, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


         JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

        Mr. Springman, age 53, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                         DAVID C. KOPP - SECRETARY

        Mr. Kopp, age 49, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.

                       MARCY F.  BLENDER - TREASURER

        Marcy F. Blender, age 38, is Assistant Vice President, Bank Resources of CIGNA Corporation. In this capacity she is responsible for bank relationship management, bank products and services, bank compensation and control, and bank exposure management. Marcy joined Insurance Company of North America (INA) in 1979. She has held a variety of financial and investment positions with INA and later with the merged CIGNA Corporation before assuming her current responsibilities in 1992. She received a B.A. degree from Rutgers University and an M.B.A. from Drexel University. She is a Certified Public Accountant.

Item 11.  Executive Compensation

        Officers and directors of the General Partner receive no current or proposed direct compensation from the Partnership in such capacities. However, certain officers and directors of the General Partner received compensation from the General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership, but such compensation was not material in the aggregate.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of interest of the Partnership.

        As of February 28, 1994, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                  Units         Shares
                               Beneficially  Beneficially  Percent of
            Name                 Owned(a)      Owned(b)      Class

        J. Robert Andrews (c)        0           1,535          *
        R. Bruce Albro (d)           0           6,076          *
        John Wilkinson (e)           0          13,753          *

        All directors and officers
        Group (8) (f)                0          27,924          *

        * Less than 1% of class
[FN]
(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
[FN]
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
[FN]
(c) Shares beneficially owned includes 1,535 shares which are restricted as to disposition.
[FN]
(d) Shares beneficially owned includes options to acquire 3,920 shares and 2,156 shares which are restricted as to disposition.
[FN]
(e) Shares beneficially owned includes options to acquire 11,251 shares and 2,027 shares which are restricted as to disposition.
[FN]
(f) Shares beneficially owned by directors and officers include 17,526 shares of CIGNA common stock which may be acquired upon exercise of stock options and 9,372 shares which are restricted as to disposition.

Item 13.  Certain Relationships and Related Transactions

        The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the limited partners, and is generally allocated 1% of profits or losses. The General Partner was entitled to receive distributable cash from 1994 operations of $8,337. The General Partner was allocated a share of the Partnership income in the amount of $45,368 for 1994. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

        CII provided asset management services to the Partnership during 1994 for the Woodlands Plaza II Office Building, Westside Industrials and Lake Point Service Center for fees calculated at 6% of gross revenues collected from the properties less amounts earned by independent thirdparty property management companies contracted by CII on behalf of the Partnership. In 1994, CII earned asset management fees amounting to $45,019 for such services, of which $7,574 was unpaid as of December 31, 1994. Independent third party property managers earned $95,063 of management fees, of which $2,672 was unpaid as of December 31, 1994. In 1994, CII provided asset management services for the Partnership's investment in the Westford venture for fees of 6% of gross revenues collected. CII earned $26,418 for such services. Independent third party property managers earned $13,209 of fees relating to Westford.

        CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. In 1994, CFP earned partnership management fees amounting to $80,512 for such services; there was no unpaid balance as of December 31, 1994.

        The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1994, the General Partner and its affiliates were entitled to reimbursement for such out of pocket administrative expenses in the amount of $55,545 of which $1,750 was unpaid as of December 31, 1994.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     1.   Financial Statements.  See Index to Financial Statements in
             Item 8.

        2.   Financial Statement Schedules

        (a) Real Estate and Accumulated Depreciation. See Index to Financial Statements in Item 8.

        3.   Exhibits
             3(a) Partnership Agreement, incorporated by reference to
                  Exhibit A to the Prospectus of Registrant, dated January 31, 1984, File No. 2-87976.

             3(b) First Amendment to Partnership Agreement, dated March 1,
                  1985, incorporated by reference to Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             4 Certificate of Limited Partnership dated November 9, 1983, incorporated by reference to Exhibit 4 to Form S-11 Registration Statement under the Securities Act of 1933, File No. 2-87976.

            10(a) Acquisition and Disposition Services Agreement, dated as of
                  January 31, 1984, between Connecticut General Equity Properties-I Limited Partnership and CIGNA Capital Advisers, Inc., incorporated by reference to Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (b) Supervisory Property Management Agreement, dated as of January 31, 1984, between Connecticut General Equity Properties-I Limited Partnership and CIGNA Capital Advisors, Inc., incorporated by reference to Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (c) Agreement concerning Certain Capital Contributions, dated as of December 30, 1983, between Connecticut General Management Resources, Inc. and Connecticut General Realty Resources, Inc.-Third, incorporated by reference to
                  Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (d) Real Estate Purchase Agreement, dated as of July 25, 1984, relating to the acquisition of Woodlands Plaza II Office Building, incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (e) Bill of Sale and Assignment, dated October 15, 1984, relating to the acquisition of Woodlands Plaza II Office Building, incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (f) Assignment and Assumption Agreement, dated as of January 17, 1985, relating to the acquisition of Interpark Industrial Park, incorporated by reference to Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (g) Real Estate Purchase Agreement between LaSalle National Bank and Connecticut General Resources, Inc.-Third dated May 8, 1985, relating to the acquisition of the Courtyard Shopping Center, incorporated by reference to Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (h) Real Estate Purchase Agreement between Crow-Vista #2 and Connecticut General Equity Properties-I Limited Partnership dated as of July 31, 1986, relating to the acquisition of Lake Point I, II, III, incorporated by reference to Exhibit 10(b) to Current Report on Form 8-K dated July 31, 1986.

             (i) Management and Leasing Agreement between Trammel Crow Realty Associates, Inc. and Connecticut General Equity Properties-I Limited Partnership dated as of July 31, 1986, relating to Lake Point I, II, III, incorporated by reference to Exhibit 10(d) to Current Report on Form 8-K dated July 31, 1986.

             (j) Joint Venture Agreement between CIGNA Income Realty-I Limited Partnership and Connecticut General Equity Properties-I Limited Partnership dated as of November 1, 1986, relating to the acquisition of the Westford Corporate Center, incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

             (k) Real Estate Purchase Agreement between Robert M. Doyle and Ian S. Gillespie, as trustees of Westford Office Center Trust, and Westford Office Venture, dated as of September 10, 1986, relating to the acquisition of the Westford Corporate Center, incorporated by reference to
                  Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

             (l) Management Agreement between the Westford Office Venture and Codman Management Co., dated as of September 10, 1986, relating to the Westford Corporate Center, incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

             (m) Real Estate Purchase Contract between Solman Brothers Leasing and Connecticut General Equity Properties-I Limited Partnership dated as of February 22, 1994, relating to the sale of Westside Industrial Buildings 1 and 2.

             27   Financial Data Schedules

        (b) No reports on Form 8-K were filed during the last quarter of the fiscal year.

                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONNECTICUT GENERAL EQUITY PROPERTIES-I
                                   LIMITED PARTNERSHIP

                                   By:  Connecticut General Realty
                                        Resources, Inc.- Third,
                                        General Partner

Date:  March 30, 1995              By:  /s/   John D. Carey
                                        John D. Carey, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


        /s/   R. Bruce Albro            Date:March 30, 1995
        R. Bruce Albro, Director



        /s/   J. Robert Andrews         Date:March 30, 1995
        J. Robert Andrews, Director



        /s/   John Wilkinson            Date:March 30, 1995
        John Wilkinson, Director



        /s/   John D. Carey             Date:March 30, 1995
        John D. Carey, President, Controller
        (Principal Executive Officer)
        (Principal Accounting Officer)



        /s/   Marcy F. Blender          Date:March 30, 1995
        Marcy F. Blender, Treasurer
        (Principal Financial Officer)