Form 10-Q
period 1995-03-31
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1995-05-15
CIK 733460

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                     OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to

                       Commission file number 0-15748

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

                    Connecticut                       06-1094176
              (State of Organization)      (I.R.S. Employer Identification
No.)


                   900 Cottage Grove Road, South Building
                       Bloomfield, Connecticut  06002
                  (Address of principal executive offices)


                     Telephone Number:  (203) 726-6000



                    Indicate by checkmark whether the Registrant
                    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes       X                No

     Part I - Financial Information

             CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                                    Balance Sheets
                                                    March 31,    December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and improvements                      $2,942,807     $2,810,237
        Buildings                                  12,883,666     13,002,842
        Tenant improvements                         2,896,798      2,879,677
                                                   18,723,271     18,692,756
        Less accumulated depreciation               6,854,301      6,686,953
             Net property and improvements         11,868,970     12,005,803

Equity investment in unconsolidated joint venture   3,085,162      3,043,024
Cash and cash equivalents                             605,553        368,015
Accounts receivable (net of allowance of $8,136
   in 1995 and $1,684 in 1994)                         39,995         97,349
Prepaid expenses and other assets                      95,139         76,872
Deferred charges, net                                 264,335        295,340
             Total                                $15,959,154    $15,886,403

                     Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable (including $51,756 in 1995
         and $9,324 in 1994 due to affiliates)       $241,993       $220,449
        Tenant security deposits                      106,854        102,076
        Unearned income                                66,776          6,269
             Total liabilities                        415,623        328,794

Partners' capital (deficit):
        General Partner:
          Capital contribution                          1,000          1,000
          Cumulative net income                       144,295        143,212
          Cumulative cash distributions              (156,705)      (156,705)
                                                      (11,410)       (12,493)
        Limited partners (39,236.25 Units):
          Capital contributions, net of
           offering costs                          35,602,279     35,602,279
          Cumulative net income                     2,656,662      2,549,406
          Cumulative cash distributions           (22,704,000)   (22,581,583)
                                                   15,554,941     15,570,102
             Total partners' capital               15,543,531     15,557,609
             Total                                $15,959,154    $15,886,403

   The Notes to Consolidated Financial Statements are an integral part of these statements.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                          Statements of Operations

             For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)
                                                      1995           1994
Income:
        Base rental income                         $542,356       $559,569
        Other operating income                       48,430         56,762
        Interest income                               7,865          8,554
                                                    598,651        624,885
Expenses:
        Property operating expenses                 240,128        236,897
        General and administrative                   45,802         47,183
        Fees and reimbursements to affiliates        59,082         67,250
        Depreciation and amortization               187,438        196,192
                                                    532,450        547,522

          Net partnership operating income           66,201         77,363

Other income:
        Equity interest in joint venture net income  42,138          4,947

          Net income                               $108,339       $82,310


Net income:
        General Partner                              $1,083        $  823
        Limited partners                            107,256        81,487
                                                   $108,339       $82,310


Net income per Unit                                 $2.73         $ 2.08

Cash distribution per Unit                          $3.12         $ 3.66







   The Notes to Consolidated Financial Statements are an integral part of these statements.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                      (a Delaware limited partnership)

                          Statements of Cash Flows

             For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)
                                                      1995           1994
Cash flows from operating activities:
        Net income                                 $108,339       $82,310
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Deferred rent credits                      11,837        14,367
          Depreciation and amortization             187,438       196,192
          Equity interest in joint venture
           net income                               (42,138)       (4,947)
          Accounts receivable                        57,354        85,830
          Accounts payable                           64,563       151,524
          Other, net                                 47,018        (9,952)
             Net cash provided by operating
              activities                            434,411       515,324

Cash flows from investing activities:
        Purchases of property and improvements      (73,534)      (52,611)
        Payment of leasing commissions                 (922)       (7,984)
             Net cash used in investing activities  (74,456)      (60,595)

Cash flows from financing activities:
        Cash distribution to limited partners      (122,417)     (143,606)

Net increase in cash and cash equivalents           237,538       311,123
Cash and cash equivalents, beginning of year        368,015       693,863
Cash and cash equivalents, end of period           $605,553    $1,004,986










   The Notes to Consolidated Financial Statements are an integral part of these statements.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                       Notes to Financial Statements
                                (Unaudited)


        Readers of this quarterly report should refer to the CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP'S ("the Partnership") audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.      Basis of Accounting and Significant Accounting Policies

a) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

2.      Unconsolidated Joint Venture - Summary Information

        The Partnership owns a 26.08% interest in the Westford Office Venture which owns the Westford Corporate Center in Westford, Massachusetts. The remaining equity interest in the venture is held by CIGNA Income Realty-I Limited Partnership, an affiliated limited partnership.
        Operations information for the Westford Office Venture for the three months ended March 31, 1995 and 1994:

                                                  1995              1994

        Total income of venture                 $493,932           $346,173
        Net income of venture                    161,572             18,970

        Total assets and liabilities for the Westford Office Venture:

                                                March 31,      December 31,
                                                  1995             1994

        Total assets                         $12,874,632        $12,671,892
        Total liabilities                        790,488            749,320

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                 Notes to Financial Statements - Continued
                                (Unaudited)


3.      Deferred Charges

        Deferred charges consist of the following:
                                                    March 31,    December 31,
                                                      1995           1994

        Deferred leasing commissions               $881,357       $880,435
        Accumulated amortization                   (680,567)      (660,477)
                                                    200,790        219,958
        Deferred rent credits                        63,545         75,382
                                                   $264,335       $295,340

4.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                              Three Months Ended    Unpaid at
                                                    March 31,       March 31,
                                                 1995      1994        1995

        Partnership management fee(a)          $35,147   $46,478     $33,210
        Property management fee (b)(c)          12,885    13,355       8,269
        Reimbursement (at cost) of
         out-of-pocket expenses                 11,050     7,417      10,277
                                               $59,082   $67,250     $51,756

[FN]
(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.
[FN]
(b) Does not include management fees of $7,350 and $5,291 attributable to the Partnership's 26.08% interest in the Westford Office Venture for the three months ended March 31, 1995 and 1994, respectively.
[FN]
(c) Does not include property management fees earned by independent management companies of $26,555 and $27,486 for the three months ended March 31, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                 Notes to Financial Statements - Continued
                                (Unaudited)


5.      Subsequent Events

        Westside Industrials consists of a number of one-story industrial warehouse buildings with total square footage on March 31, 1995 of 63,080. On April 27, 1995, the Partnership sold building #6 (totalling 12,600 square feet) for a gross sales price of $365,400. After deducting closing costs and expenses, the Partnership netted approximately $341,000. The Partnership does not expect to record a gain or loss as a result of the sale.

        On April 5, 1995, the Westford Office Venture paid a distribution of $2,000,000 to the venture partners, of which the Partnership's share was $521,600.

        On May 15, 1995, the Partnership paid a distribution of $196,576 to limited partners and $3,554 to the General Partner.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

        At March 31, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $605,553 and $586,666, respectively, which will be used to fund liabilities, Partnership reserves and a distribution to partners. The Partnership paid the first quarter 1995 cash distribution of $196,576 or $5.01 per Unit on May 15, 1995, representative of the quarter's adjusted cash from operations, including adjustments to reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

        Early in 1995, a user/owner approached the manager for the Westside property and offered to buy vacant building #6 (12,600 square feet, representing 100% of the vacant space at March 31, 1995) at a gross price of $29 per square foot. On April 27, 1995, the Partnership sold building #6 to JACLS Holding Company for a gross sales price of $365,400. After closing costs and expenses, the Partnership netted approximately $341,000. The Partnership expects to record no gain or loss as a result of the sale. The sale, reflecting an above market sales price, allows the Partnership to convert a vacancy and potential leasing problem into distributable cash to the partners. The net proceeds will be distributed to partners along with the second quarter distribution on August 15, 1995.

        Operations at Westside for the first quarter of 1995 produced $3,000 of adjusted cash from operations after tenant improvements and leasing commissions of $17,500. After the sale of building #6, the property is 100% occupied. Leasing exposure at the start of 1995, exclusive of building #6, totalled 35,120 square feet. During the first quarter, one lease for 4,000 square feet was renewed. An additional 17,120 is expected to be renewed during the remainder of the year. A lease for a tenant currently occupying 14,000 square feet (not included in the expected to be renewed numbers) expired on January 31, 1995. The tenant, currently held over as a month to month, has requested to stay provided additional parking is provided. Although a lot is available from an adjacent property owner and discussions have taken place, the cost of purchasing a lot may not be recoverable by increases in rent.

        Lake Point's adjusted cash from operations for the first quarter of 1995 totalled approximately $178,000 after $8,000 of capital improvements. Based on the level of leasing activity planned at the start of the year, tenant improvements and leasing commissions would approximate $380,000. Additionally, building improvements are budgeted at $55,000. The property was 100% occupied at March 31, 1995. The 1995 leasing plan for the property includes renewals representing 27,102 square feet and new leases representing 22,644 square feet. During the first quarter, the renewals planned at the start of the year had not been completed but negotiations began for an early renewal with a tenant occupying 27,360 square feet expiring in 1997. New leases representing 10,740 square feet were executed during the first quarter. In addition, an existing tenant (7,296 square feet) expanded by an additional 4,224 square feet for a period of five months and extended the existing lease to coincide.

        Woodlands Plaza generated $110,000 of adjusted cash from operations for the first quarter of 1995. Leasing exposure for 1995 is 24,168 square feet, or 34% of net rentable area, including an early termination of a 10,319 square foot tenant. During the first quarter, an existing tenant expanded by 1,804 square feet for an eight month period. Tenant finish and leasing costs for leasing planned in 1995 has been estimated to be in the $13 to $15 per square foot range.

        At Westford Corporate Center, adjusted cash from operations for the first quarter was $297,000 ($77,500 attributable to the Partnership's interest) with no tenant improvements or leasing commissions for the quarter. The property remains 100% occupied. Capital expenditures for the year have been planned at approximately $160,000.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)


Results of Operations

        Rental income decreased by approximately $17,000 for the three months ended March 31, 1995, as compared with the same period in 1994, as a result of the tenant changes at each of the Partnership's properties. Rental income at Woodlands increased approximately $51,000 due to extensive leasing activity at the property during 1994. At Westside, rental income decreased approximately $57,000 due to the loss of 7,560 occupied square feet from the sale of buildings #1 and #2 in April 1994 and the loss of tenants occupying 12,600 square feet in the latter half of 1994. In addition, 1994 included the residual of a lease termination fee from 1993. Rental income at Lake Point decreased approximately $11,000 despite increased average occupancy due to the renewal of several tenants at lower rates in the second quarter of 1994.

        Property operating expenses increased as a result of increased repairs and maintenance expenses at Westside, Lake Point and Woodlands for the three months ended March 31, 1995, as compared with the same period in 1994. The increase was the result of the painting of the vending lounge at Woodlands and HVAC repairs at both Westside and Lake Point. The increases were partially offset by lower property tax costs at Westside due to the sale of buildings #1 and #2 in April 1994.

        Depreciation and amortization decreased for the three months ended March 31, 1995, as compared with the same period in 1994, due primarily to the sale of buildings #1 and #2 of the Westside property in April 1994.

        The joint venture operations improved for the three months ended March 31, 1995, as compared with the same period in 1994, due to a tenant's expansions in the second and third quarters of 1994.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)


                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                  1994                   1995
                                  At 3/31  At 6/30  At 9/30  At 12/31  At 3/31
1.      Woodlands Plaza II
        Office Building
        St. Louis, Missouri          81%       78%      84%      92%      94%

2.      Westside Industrials
        (formerly Interpark)
        Phoenix, Arizona (a)         67%      100%      85%      80%      80%

3.      Lake Point I, II, III
        Service Center
        Orlando, Florida             90%       83%      89%      89%     100%

4.      Westford Corporate Center
        Westford, Massachusetts (b)  75%       85%     100%     100%     100%

[FN]
(a) On April 15, 1994, Westside Industrials sold two buildings, reducing square footage from 105,560 to 63,080.

[FN]
(b) The partnership owns a 26.08% interest in the Westford Office Venture which owns the Westford Corporate Center.

Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          10(n) Deposit Receipt and Real Estate Purchase Contract between JACLS Holding Company and/or Nominee and Connecticut General Equity Properties-I Limited Partnership dated as of February 20, 1995, relating to the sale of Westside Industrial Building #6 closed on April 27, 1995.

          27 Financial Data Schedules

        (b)   No Form 8-Ks were filed during the three months ended March
31, 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CONNECTICUT GENERAL EQUITY PROPERTIES-I
                              LIMITED PARTNERSHIP


                              By:  Connecticut General Realty Resources,
                                   Inc. - Third,
                                   General Partner





Date: May 15, 1995            By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)