Form 10-Q
period 1995-06-30
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1995-08-10
CIK 733460

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

                     Yes       X                No



Part I - Financial Information

             CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                                    Balance Sheets
                                                    June 30,     December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and improvements                      $ 2,841,633  $  2,810,237
        Buildings                                   12,641,248    13,002,842
        Tenant improvements                          3,010,302     2,879,677
                                                    18,493,183    18,692,756
        Less accumulated depreciation                6,936,414     6,686,953
             Net property and improvements          11,556,769    12,005,803

Equity investment in unconsolidated joint venture    2,605,556     3,043,024
Cash and cash equivalents                            1,755,021       368,015
Accounts receivable (net of allowance of $4,919
   in 1995 and $1,684 in 1994)                          44,198        97,349
Prepaid expenses and other assets                       76,306        76,872
Deferred charges, net                                  210,352       295,340
             Total                                $ 16,248,202  $ 15,886,403

                     Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable (including $78,184 in 1995
         and $9,324 in 1994 due to affiliates)     $   339,211   $   220,449
        Tenant security deposits                       106,854       102,076
        Unearned income                                 60,342         6,269
             Total liabilities                         506,407       328,794

Partners' capital (deficit):
        General Partner:
          Capital contribution                           1,000         1,000
          Cumulative net income                        158,855       143,212
          Cumulative cash distributions               (160,259)     (156,705)
                                                          (404)      (12,493)
        Limited partners (39,236.25 Units):
          Capital contributions, net of
           offering costs                           35,602,279    35,602,279
          Cumulative net income                      3,040,496     2,549,406
          Cumulative cash distributions            (22,900,576)  (22,581,583)
                                                    15,742,199    15,570,102
             Total partners' capital                15,741,795    15,557,609
             Total                                $ 16,248,202  $ 15,886,403



     The Notes to Consolidated Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Operations
                                     (Unaudited)
                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          1995      1994        1995      1994
Income:
        Base rental income             $ 759,057  $503,344   $1,301,413 $1,062,913
        Other operating income            65,915    41,202      114,345     97,964
        Interest income                   21,111    17,995       28,976     26,549
                                         846,083   562,541    1,444,734  1,187,426
Expenses:
        Property operating expenses      247,961   239,372      488,089    476,269
        General and administrative        26,701    30,948       72,503     78,131
        Fees and reimbursements to
         affiliates                       72,611    41,841      131,693    109,091
        Depreciation and amortization    225,809   191,551      413,247    387,743
                                         573,082   503,712    1,105,532  1,051,234

          Net partnership operating
           income                        273,001    58,829      339,202    136,192

Gain on sale of property                  83,399   245,873       83,399    245,873
Other income:
        Equity interest in joint
         venture net income               41,994    29,839       84,132     34,786

          Net income                   $ 398,394  $334,541    $ 506,733  $ 416,851


Net income:
        General Partner                 $ 14,560  $ 51,039     $ 15,643   $ 51,862
        Limited partners                 383,834   283,502      491,090    364,989
                                       $ 398,394  $334,541    $ 506,733  $ 416,851


Net income per Unit                       $ 9.78   $ 7.22       $ 12.51     $ 9.30

Cash distribution per Unit                $ 5.01   $ 7.50        $ 8.13    $ 11.16












     The Notes to Consolidated Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)

                               Statements of Cash Flows

                   For the Six Months Ended June 30, 1995 and 1994
                                     (Unaudited)
                                                         1995           1994

Cash flows from operating activities:
        Net income                                    $ 506,733      $ 416,851
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Gain on sale of property                      (83,399)      (245,873)
          Deferred rent credits                          23,568         25,253
          Depreciation and amortization                 413,247        387,743
          Equity interest in joint venture net income   (84,132)       (34,786)
          Accounts receivable                            53,151         69,168
          Accounts payable                              162,342        139,927
          Other, net                                     59,417        (13,032)
             Net cash provided by operating activities 1,050,927       745,251

Cash flows from investing activities:
        Purchases of property and improvements         (187,462)      (153,388)
        Payment of leasing commissions                  (15,979)       (28,784)
        Proceeds from sale of property                  365,400      1,115,100
        Payment of closing costs related to sale of
         property                                       (24,372)       (53,100)
        Distribution from joint venture                 521,600             --
             Net cash used in investing activities      659,187        879,828

Cash flows from financing activities:
        Cash distribution to limited partners          (319,554)      (438,204)
        Cash distribution to General Partner             (3,554)        (1,451)
             Net cash used in financing activities     (323,108)      (439,655)

Net increase in cash and cash equivalents             1,387,006      1,185,424
Cash and cash equivalents, beginning of year            368,015        693,863
Cash and cash equivalents, end of period            $ 1,755,021   $  1,879,287












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

        Operations information for the Westford Office Venture:

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                          1995      1994        1995      1994

        Total income of venture        $467,367  417,603      $961,299  $763,776
        Net income of venture           161,021  114,412       322,593   133,382

        Total assets and liabilities for the Westford Office Venture:

                                             June 30,           December 31,
                                               1995                 1994

        Total assets                       $ 10,994,887          $ 12,671,892
        Total liabilities                       749,723               749,320

        The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $521,600.

3.      Sale of Investment Property

        Westside Industrials consisted of four one-story industrial warehouse buildings with total square footage of 63,080. On April 27, 1995, the Partnership sold building #6 (totalling 12,600 square feet) for a gross sales price of $365,400. After deducting closing costs and expenses, the Partnership netted $341,028. The Partnership recorded a gain on the sale of $83,399.

4.      Deferred Charges

        Deferred charges consist of the following:
                                                    June 30,     December 31,
                                                      1995           1994

        Deferred leasing commissions               $ 896,414      $ 880,435
        Accumulated amortization                    (737,876)      (660,477)
                                                     158,538        219,958
        Deferred rent credits                         51,814         75,382
                                                   $ 210,352      $ 295,340

5.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                 Three Months Ended Six Months Ended   Unpaid at
                                      June 30,          June 30,       June 30,
                                   1995      1994    1995      1994      1995

  Partnership management fee(a)  $ 44,329  $14,940  $79,476   $61,418   $44,329
  Property management fee (b)(c)   17,646    9,905   30,531    23,260    13,517
  Reimbursement (at cost) of
   out-of-pocket expenses          10,636   16,996   21,686    24,413    20,338
                                 $ 72,611  $41,841 $131,693  $109,091   $78,184

[FN]
(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.
[FN]
(b) Does not include management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture of $7,475 and $6,104 for the three months ended June 30, 1995 and 1994, respectively, and $14,825 and $11,395 for the six months ended June 30, 1995 and 1994, respectively.
[FN]
(c) Does not include property management fees earned by independent management companies of $33,246 and $21,552 for the three months ended June 30, 1995 and 1994, respectively, and $59,801 and $49,038 for the six months ended June 30, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

6.      Subsequent Event

        On August 15, 1995, the Partnership paid a distribution of $537,930 to limited partners and $4,482 to the General Partner.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

        At June 30, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $1,755,021 and $136,104, respectively, which will be used to fund liabilities, Partnership reserves and a distribution to partners. The Partnership paid the first quarter 1995 cash distribution of $196,576 or $5.01 per Unit on May 15, 1995, representative of the quarter's adjusted cash from operations, including adjustments to reserves. The Partnership paid the second quarter 1995 distribution of $537,930 or $13.71 per Unit on August 15, 1995, consisting of $341,354 or $8.70 per Unit from the sale of a building at the Westside property and $196,576 or $5.01 per Unit representative of the second quarter's adjusted cash from operations. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

        Early in 1995, a user/owner approached the manager for the Westside property and offered to buy vacant building #6 (12,600 square feet, representing 100% of the vacant space at March 31, 1995) at a gross price of $29 per square foot. On April 27, 1995, the Partnership sold building #6 to JACLS Holding Company for a gross sales price of $365,400. After closing costs and expenses, the Partnership netted approximately $341,000. The sale, reflecting an above market sales price, has allowed the Partnership to convert a vacancy and potential leasing problem into distributable cash to the partners. The net proceeds have been distributed to partners along with the second quarter distribution on August 15, 1995.

        Operations at Westside for the second quarter of 1995 produced $18,600 of adjusted cash from operations after tenant improvements and leasing commissions of $6,700. After the sale of building #6, the property is 100% occupied. Leasing exposure at the start of 1995, exclusive of building #6, totalled 35,120 square feet. During the first quarter, one lease for 4,000 square feet was renewed and during the second quarter a 3,120 square foot lease renewal was executed. An additional 14,000 is expected to be renewed during the remainder of the year. A lease for a tenant currently occupying 14,000 square feet (not included in the expected to be renewed numbers) expired on January 31, 1995. The tenant, previously held over as a month to month, requested to stay provided additional parking is provided. As a result of positive discussions with an adjacent property owner to purchase a 20,000 square foot land parcel, the tenant executed a lease with the ability to terminate if the land purchase does not close. The land owner withdrew its interest to sell the parcel, which will likely lead to the tenant vacating the 14,000 square foot space.
As a result of strong growth in the Phoenix area and an increase in interest of all property types in the general Phoenix market, however, the Partnership has received inquires to purchase the remainder of the Westside project. The Partnership may pursue a possible sale if the gross per foot sales values are close to the values received in the two prior sales.

        Lake Point's adjusted cash from operations for the second quarter of 1995 totalled approximately $108,000 after $116,000 of capital improvements. The property was 100% occupied at June 30, 1995. The 1995 leasing plan for the property includes renewals representing 27,102 square feet and new leases representing 22,644 square feet. By the second quarter, the renewals planned at the start of the year had not been completed but negotiations began for an early renewal with a tenant occupying 27,360 square feet expiring in 1997. New leases representing 10,740 square feet were executed during the first quarter. In addition, an existing tenant (7,296 square feet) expanded by an additional 4,224 square feet for a period of five months and extended the existing lease to coincide. Although this tenant's lease is still set to expire during 1995, a three year renewal has been negotiated and is expected to be signed in the short term. Based on the leasing activity through the second quarter, tenant leasing costs could be substantially less than those planned at the start of the year.

        Woodlands Plaza generated $301,000 of adjusted cash from operations for the second quarter of 1995. Results for the second quarter include two termination fees for early terminations totalling $210,000. Leasing exposure for 1995 is 24,168 square feet, or 34% of net rentable area, including an early termination of a 10,319 square foot tenant. During the first quarter, an existing tenant expanded by 1,804 square feet for an eight month period. During the second quarter, the 10,319 square foot space vacated in April was leased for occupancy as of June 30, 1995. The costs associated with the new lease will be funded from the termination fee collected from the early termination. In addition a 2,990 square foot tenant was replaced and two tenants with space totalling 2,822 did not renew and vacated. Tenant finish and leasing costs for leasing planned in 1995 has been estimated to be in the $13 to $15 per square foot range.

        At Westford Corporate Center, adjusted cash from operations for the second quarter was $317,000 ($82,700 attributable to the Partnership's interest) with no tenant improvements or leasing commissions for the quarter. The property remains 100% occupied. Capital expenditures for the year have been planned at approximately $140,000.

Results of Operations

        Rental income increased by approximately $256,000 and $239,000 for the three and six months ended June 30, 1995, respectively, as compared with the same periods in 1994, as a result of the tenant changes at each of the Partnership's properties. Rental income at Woodlands increased approximately $245,000 and $296,000 due to extensive leasing activity at the property during 1994 and two lease termination fees totalling $210,000 recorded in the second quarter of 1995. At Westside, rental income decreased approximately $27,000 and $84,000 for the three and six months due to the loss of 7,560 occupied square feet from the sale of buildings #1 and #2 in April 1994 and the loss of tenants occupying 12,600 square feet in the latter half of 1994. In addition, 1994 included the residual of a lease termination fee from 1993. Rental income at Lake Point increased approximately $37,000 and $26,000 due to increased average occupancy. A tenant's 4,224 square foot expansion in February 1995 and the addition of two tenants occupying 8,940 square feet in March 1995 offset the first quarter decrease in rental income due to the renewal of several tenants at lower rates in the second quarter of 1994.

        The increase in other income for the three and six months ended June 30, 1995, as compared with the same periods of 1994, was primarily the result of expense charge-back billings relating to the newly leased space at Lake Point.

        Property operating expenses increased as a result of increased repairs and maintenance expenses at Westside, Lake Point and Woodlands for the three and six months ended June 30, 1995, as compared with the same periods in 1994. The increase was the result of the painting of the vending lounge at Woodlands, roof repairs at Westside and HVAC repairs at both Westside and Lake Point. The increases were partially offset by lower property tax costs at Westside due to the sale of buildings #1 and #2 in April 1994 and building #6 in April 1995.

        The increase in fees and reimbursements to affiliates for the three and six months ended June 30, 1995, as compared to the same periods of 1994, was due to increased partnership management fees as a result of increased adjusted cash from operations.


        Depreciation and amortization increased for the three and six months ended June 30, 1995, as compared with the same periods in 1994, due primarily to accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands and as a result of new tenant improvements at Lake Point. Partially offsetting the increase was a decrease in depreciation and amortization expense at Westside due to the sale of buildings #1 and #2 in April 1994 and building #6 in April 1995.

        The gains on sale were the result of the sale of building #6 in April 1995 and the sale of buildings #1 and #2 in April 1994 of the Westside property.

        The joint venture operations improved for the three and six months ended June 30, 1995, as compared with the same periods in 1994, due to a tenant's expansions in the second and third quarters of 1994.


                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                         1994                  1995

                           At 3/31 At 6/30 At 9/30 At 12/31  At 3/31 At 6/30
1.   Woodlands Plaza II
     Office Building
     St. Louis, Missouri     81%     78%     84%      92%      94%    90%

2.   Westside Industrials
     (formerly Interpark)
     Phoenix, Arizona (a)    67%    100%     85%      80%      80%   100%

3.   Lake Point I, II, III
     Service Center
     Orlando, Florida        90%     83%     89%      89%     100%   100%

4.   Westford Corporate
     Center Westford,
     Massachusetts (b)       75%     85%    100%     100%     100%   100%

[FN]
(a) On April 15, 1994, Westside Industrials sold two buildings, reducing square footage from 105,560 to 63,080.
        On April 27, 1995, Westside Industrials sold building #6, reducing square footage from 63,080 to 50,480.

[FN]
(b) The partnership owns a 26.08% interest in the Westford Office Venture which owns the Westford Corporate Center.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)



Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          27 Financial Data Schedules

        (b)   No Form 8-Ks were filed during the three months ended
               June 30, 1995.

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




                              CONNECTICUT GENERAL EQUITY PROPERTIES-I
                              LIMITED PARTNERSHIP


                              By:  Connecticut General Realty Resources,
                                   Inc. - Third, General Partner





Date: August 10, 1995         By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)