Form 10-Q
period 1995-09-30
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1995-11-14
CIK 733460

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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
                         (a Connecticut limited partnership)

                                    Balance Sheets
                                                  September 30,  December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and improvements                      $2,860,533     $2,810,237
        Buildings                                  12,641,248     13,002,842
        Tenant improvements                         3,103,218      2,879,677
                                                   18,604,999     18,692,756
        Less accumulated depreciation               7,178,920      6,686,953
             Net property and improvements         11,426,079     12,005,803

Equity investment in unconsolidated joint venture   2,644,566      3,043,024
Cash and cash equivalents                           1,537,096        368,015
Accounts receivable (net of allowance of $3,815
   in 1995 and $1,684 in 1994)                         17,843         97,349
Prepaid expenses and other assets                      56,845         76,872
Deferred charges, net                                 234,785        295,340
             Total                                $15,917,214    $15,886,403

                     Liabilities and Partners' Capital (Deficit)

Liabilities:
        Accounts payable (including $65,666 in 1995
         and $9,324 in 1994 due to affiliates)       $436,629       $220,449
        Tenant security deposits                      102,325        102,076
        Unearned income                                67,507         6,269
             Total liabilities                        606,461        328,794

Partners' capital (deficit):
        General Partner:
          Capital contribution                          1,000          1,000
          Cumulative net income                       159,969        143,212
          Cumulative cash distributions              (164,741)      (156,705)
                                                       (3,772)        (12,493)
        Limited partners (39,236.25 Units):
          Capital contributions, net of offering
            costs                                  35,602,279      35,602,279
          Cumulative net income                     3,150,752       2,549,406
          Cumulative cash distributions           (23,438,506)    (22,581,583)
                                                   15,314,525      15,570,102
             Total partners' capital               15,310,753      15,557,609
             Total                                $15,917,214     $15,886,403



    The Notes to Consolidated Financial Statements are an integral part of these statements.


             CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Operations
                                     (Unaudited)

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1995        1994        1995       1994
Income:
        Base rental income           $581,382  $500,728    $1,882,795 $1,563,641
        Other operating income         63,856    51,044       178,201    149,008
        Interest income                22,372    16,120        51,348     42,669
                                      667,610   567,892     2,112,344  1,755,318
Expenses:
        Property operating expenses   248,364   260,779       736,453    737,048
        General and administrative     26,359    36,304        98,862    114,435
        Fees and reimbursements to
         affiliates                    59,941    42,674       191,634    151,765
        Depreciation and amortization 260,586   193,561       673,833    581,304
                                      595,250   533,318     1,700,782  1,584,552

          Net partnership operating
           income                      72,360    34,574       411,562    170,766

Gain on sale of property                   --        --        83,399    245,873
Other income:
        Equity interest in joint
         venture net income            39,010    27,270       123,142     62,056

          Net income                 $111,370   $61,844      $618,103   $478,695


Net income:
        General Partner                $1,114      $618       $16,757   $ 52,480
        Limited partners              110,256    61,226       601,346    426,215
                                    $ 111,370   $61,844      $618,103   $478,695


Net income per Unit                   $  2.82   $  1.56      $  15.33   $  10.86

Cash distribution per Unit            $ 13.71   $ 32.01      $  21.84   $  43.17







    The Notes to Consolidated Financial Statements are an integral part of these statements.


             CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                           (a Delaware limited partnership)

                               Statements of Cash Flows

                For the Nine Months Ended September 30, 1995 and 1994
                                     (Unaudited)
                                                        1995           1994

Cash flows from operating activities:
        Net income                                    $618,103       $478,695
        Adjustments to reconcile net income to net
         cash provided by operating activities:
          Gain on sale of property                     (83,399)      (245,873)
          Deferred rent credits                         37,633         31,739
          Depreciation and amortization                673,833        581,304
          Equity interest in joint venture net income (123,142)       (62,056)
          Accounts receivable                           79,506         67,312
          Accounts payable                             259,760        247,707
          Other, net                                    81,514         15,149
             Net cash provided by operating activities 1,543,808    1,113,977

Cash flows from investing activities:
        Purchases of property and improvements        (299,278)      (197,594)
        Payment of leasing commissions                 (72,557)       (38,597)
        Proceeds from sale of property                 365,400      1,115,100
        Payment of closing costs related to
          sale of property                             (24,372)       (53,100)
        Distribution from joint venture                521,600             --
             Net cash provided by investing activities 490,793        825,809

Cash flows from financing activities:
        Cash distribution to limited partners         (857,484)    (1,694,159)
        Cash distribution to General Partner            (8,036)        (6,210)
             Net cash used in financing activities    (865,520)    (1,700,369)

Net increase in cash and cash equivalents            1,169,081        239,417
Cash and cash equivalents, beginning of year           368,015        693,863
Cash and cash equivalents, end of period            $1,537,096       $933,280




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

        Operations information for the Westford Office Venture:

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                        1995      1994        1995      1994

       Total income of venture        $478,526  433,584   $1,452,241 $1,204,226
       Net income of venture           149,575  104,563      472,168    237,945

       Total assets and liabilities for the Westford Office Venture:

                                         September 30,         December 31,
                                             1995                 1994

        Total assets                     $11,158,622           $12,671,892
        Total liabilities                    763,882               749,320

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

4.      Deferred Charges

        Deferred charges consist of the following:
                                                  September 30,  December 31,
                                                      1995           1994

        Deferred leasing commissions               $952,992       $880,435
        Accumulated amortization                   (755,956)      (660,477)
                                                    197,036        219,958
        Deferred rent credits                        37,749         75,382
                                                   $234,785       $295,340

5.      Transactions with Affiliates

      Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                 Three Months Ended  Nine Months Ended   Unpaid at
                                    September 30,      September 30,   September 30,
                                   1995      1994     1995      1994      1995

  Partnership management fee(a)  $23,727   $21,031  $103,203  $82,449    $23,727
  Property management fee (b)(c)  13,761    10,331    44,292   33,591      9,292
   Reimbursement (at cost) of
   out-of-pocket expenses         22,453    11,312    44,139   35,725     32,647
                                 $59,941   $42,674  $191,634 $151,765    $65,666


(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.

(b) Does not include management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture of $7,227 and $7,452 for the three months ended September 30, 1995 and 1994, respectively, and $22,052 and $18,847 for the nine months ended September 30, 1995 and 1994, respectively.

(c) Does not include property management fees earned by independent management companies of $28,108 and $23,192 for the three months ended September 30, 1995 and 1994, respectively, and $87,909 and $72,230 for the nine months ended September 30, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

6.      Subsequent Event

        On November 15, 1995, the Partnership paid a distribution of $393,149 to limited partners and $2,399 to the General Partner.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

        At September 30, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $1,537,096 and $214,508, respectively, which will be used to fund liabilities, Partnership reserves and a distribution to partners. The Partnership paid the first quarter 1995 cash distribution of $196,576 or $5.01 per Unit on May 15, 1995, representative of the quarter's adjusted cash from operations, including adjustments to reserves. The Partnership paid the second quarter 1995 distribution of $537,930 or $13.71 per Unit on August 15, 1995, consisting of $341,354 or $8.70 per Unit from the sale of a building at the Westside property and $196,576 or $5.01 per Unit representative of the second quarter's adjusted cash from operations. The Partnership paid the third quarter 1995 distribution of $393,149 or $10.02 per Unit on November 15, 1995 reflecting actual results for the quarter and adjustments to cash reserves. The Partnership's distribution from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

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

        Operations at Westside for the third quarter of 1995 produced $27,000 of adjusted cash from operations with no tenant improvements or leasing commissions. Subsequent to the sale of building #6, the property has been 100% occupied. Leasing exposure at the start of 1995, exclusive of building #6, totalled 35,120 square feet. During the first quarter, one lease for 4,000 square feet was renewed and during the second quarter a 3,120 square foot lease renewal was executed. A lease for a tenant occupying 14,000 square feet was scheduled to expire on January 31, 1995. The tenant, held over as a month to month, requested to retain its existing space but required additional parking. As a result of the Partnership's negotiations with an adjacent property owner to purchase a 20,000 square foot land parcel to be used for additional parking, the tenant executed a seven year lease contingent upon the land purchase. The land owner withdrew its interest to sell the parcel but is now receptive to a ground lease arrangement. The remaining 14,000 square feet of 1995 leasing exposure is not expected to be renewed during the remainder of the year.
As a result of strong growth in the Phoenix area and an increase in interest of all property types in the general Phoenix market, the Partnership has received requests to sell the remainder of the Westside project. The Partnership is pursuing a proposal for a sale of Westside with a closing anticipated by December 31, 1995 at a gross sales price in the range of $23 per square foot or $1,175,000.

        Lake Point's adjusted cash from operations for the third quarter of 1995 totalled approximately $134,000 after $20,000 of capital improvements and an adjustment of $85,000 to cash reserves for potential fourth quarter leasing costs. The property was 100% occupied at September 30, 1995. The 1995 leasing plan for the property includes renewals representing 27,102 square feet and new leases representing 22,644 square feet. By the third quarter, the renewals planned at the start of the year had not been completed but an early renewal was executed with a tenant occupying 27,360 square feet originally set to expire in 1997. New leases representing 10,740 square feet were executed during the first quarter. In addition, an existing tenant (7,296 square feet) expanded by an additional 4,224 square feet for a period of five months and extended the existing lease to coincide. Although this tenant's lease is still set to expire during 1995, a three year renewal has been negotiated and is expected to be signed in the fourth quarter. During the fourth quarter additional renewals representing 14,824 square feet and new leasing of 2,160 square feet are expected to be completed. In addition, an early renewal of a 12,278 square foot lease set to expire in 1996 maybe completed by the end of the year. In anticipation of the fourth quarter leasing activity, the Partnership has retained approximately $135,000 in cash reserves from cash generated by the first three quarters of 1995 operations.

        Woodlands Plaza generated a deficit from operations for the third quarter of 1995 prior to adjustments to cash reserves to fund approximately $149,000 of tenant improvements and leasing commissions. During the second quarter the Partnership had located a tenant to lease the 10,319 square feet of space vacated by Magnum Mortgage in April as an early termination. The Partnership was required to fund a leasing commission and tenant improvements of $149,000 during the third quarter for the new tenant, Dun & Bradstreet. The Partnership utilized funds that were added to cash reserves from property operations during the first two quarters of 1995. The Partnership reduced cash reserves relative to Woodlands Plaza by $240,000 as a result of the third quarter leasing costs and a reprojection of fourth quarter leasing activity and associated costs. The largest component of the Partnership's cash reserves for Woodlands Plaza were two early termination fees collected during the second quarter of $190,000 and $20,000. On September 30, 1995 a tenant occupying 8,276 square feet vacated. Although the lease expired in August, the tenant remained for an additional holdover month at 200% of the monthly lease amount. Minimal leasing and capital expenditures are expected during the fourth quarter.
As a result of revised estimates of fourth quarter leasing activity, the Partnership retained in cash reserves for Woodlands Plaza approximately $40,000 of cash generated by operations during the first half of 1995.

          At Westford Corporate Center, adjusted cash from operations for the third quarter was $297,000 ($77,500 attributable to the Partnership's interest) with no tenant improvements or leasing commissions and $5,000 of capital expenditures. The property remains 100% occupied. During the fourth quarter Intel's lease for 16,469 square feet is scheduled to expire and one of the other existing tenants, Cascade Communications, is expected to assume the space. Negotiations are currently underway for a triple net lease with no tenant improvements. Although the rent proposed on Cascade's expansion would be at market with no cost to the Partnership for tenant improvements or leasing commissions, rental revenue is likely be less than what is currently received from Intel.

Results of Operations

        Rental income increased by approximately $81,000 and $319,000 for the three and nine months ended September 30, 1995, respectively, as compared with the same periods in 1994, as a result of the tenant changes at each of the Partnership's properties. Rental income at Woodlands increased approximately $46,000 and $342,000 for the three and nine months, respectively, due to extensive leasing activity at the property during 1994 and two lease termination fees totalling $210,000 recorded in the second quarter of 1995. At Westside, rental income decreased approximately $8,000 and $92,000 for the three and nine months, respectively, due to a lower income potential from the sale of buildings #1 and #2 in April 1994 and the loss of tenants occupying 12,600 square feet in the latter half of 1994.
In addition, 1994 included the residual of a lease termination fee from 1993. Rental income at Lake Point increased approximately $42,000 and $69,000 for the three and nine months, respectively, due to increased occupancy.

        The increase in other income for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, was primarily the result of expense charge-back billings relating to the newly leased space at Lake Point.

        Property operating expenses decreased for the three and were flat for the nine months ended September 30, 1995, as compared with the same periods in 1994. The decrease for the three months was the result of a third quarter 1994 landscaping project at Westside. An increase at Woodlands for the nine months was primarily due to management fees earned on lease termination fees coupled with maintenance projects, including painting of the vending lounge, additional utility usage and janitorial expenses due to a higher level of occupancy. The increases were offset by lower property tax costs at Westside due to the sale of buildings #1 and #2 in April 1994 and building #6 in April 1995.

        The increase in fees and reimbursements to affiliates for the three and nine months ended September 30, 1995, as compared to the same periods of 1994, was primarily due to increased partnership management fees as a result of increased adjusted cash from operations.

        Depreciation and amortization increased for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, due primarily to accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands and as a result of new tenant improvements at Lake Point. Partially offsetting the increase was a decrease in depreciation and amortization expense at Westside due to the sale of buildings #1 and #2 in April 1994 and building #6 in April 1995.

        The gains on sale were the result of the sale of building #6 in April 1995 and the sale of buildings #1 and #2 in April 1994 of the Westside property.

        The joint venture operations improved for the three and nine months ended September 30, 1995, as compared with the same periods in 1994, due to a tenant's expansions in the second and third quarters of 1994.

        CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Continued)





                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                            1994                              1995
                              At 3/31  At 6/30  At 9/30  At 12/31  At 3/31  At 6/30  At 9/30
     1.   Woodlands Plaza II
        Office Building
        St. Louis, Missouri     81%      78%      84%       92%      94%      90%      79%

     2.   Westside Industrials
        (formerly Interpark)
        Phoenix, Arizona (a)    67%     100%      85%       80%      80%     100%     100%

     3.   Lake Point I, II, III
        Service Center
        Orlando, Florida        90%      83%      89%       89%     100%     100%     100%

     4.   Westford Corporate
        Center
        Westford,
        Massachusetts (b)       75%      85%     100%      100%     100%     100%     100%

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

              CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                          (a Connecticut limited partnership)



     Part II - Other Information

        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          27 Financial Data Schedules

      (b) No Form 8-Ks were filed during the three months ended September 30, 1995.

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




                              CONNECTICUT GENERAL EQUITY PROPERTIES-I
                              LIMITED PARTNERSHIP


                                By:  Connecticut General Realty Resources,
                                     Inc. - Third, General Partner





Date: November 14, 1995         By:  /s/ John D. Carey
                                     John D. Carey, President and Controller
                                     (Principal Executive Officer)
                                     (Principal Accounting Officer)