Form 10-K
period 1995-12-31
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1996-03-26
CIK 733460

----------------------------------------------------------------------


-----------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       Registrant's telephone number, including area code: (860) 726-6000


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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.



                                                          TABLE OF CONTENTS

PART I                                                                                                             PAGE

Item  1.            Business                                                                                         3
Item  2.            Properties                                                                                       6
Item  3.            Legal Proceedings                                                                                9
Item  4.            Submission of Matters to a Vote of Security Holders                                              9


PART II

Item  5.            Market for Registrant's Common Equity and Related Security Holder Matters                        9
Item  6.            Selected Financial Data                                                                         10
Item  7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                            11
Item  8.            Financial Statements and Supplementary Data                                                     16
Item  9.            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                                            40

PART III

Item 10.            Directors and Executive Officers of the Registrant                                              40
Item 11.            Executive Compensation                                                                          42
Item 12.            Security Ownership of Certain Beneficial Owners and Management                                  43
Item 13.            Certain Relationships and Related Transactions                                                  43

PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                44

SIGNATURES                                                                                                          46


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

     The General Partner of the Partnership is Connecticut General Realty Resources, Inc.-Third (the "General Partner"), which is an indirect wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange.

     A total of 39,236.25 Units were sold to the public prior to the offering's termination on December 31, 1985. The holders of 12,314 Units were admitted to the Partnership in 1984; the holders of 23,381.75 Units were admitted in 1985; and on January 2, 1986, the holders of the 3,540.5 remaining Units were admitted to the Partnership. From the 39,236.25 Units sold, the Partnership received net proceeds of $35,602,279. The holders of Units ("Unit Holders" or "Limited Partners") of the Partnership share in the ownership of the Partnership's real property investments according to the number of Units held. Subsequent to admittance to the Partnership, no Unit Holder has made any additional capital contribution. The Partnership is engaged solely in the business of real estate investment.
A presentation of information about industry segments is not applicable.

     The Partnership is engaged in passive activities and therefore investors are subject to the applicable provisions of the Internal Revenue Service Code and Regulations. Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities". Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

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

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2013. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from nine to twelve years after acquisition. The Partnership sold Courtyard Shopping Center, located near Chicago in Villa Park, Illinois, on January 11, 1990. The Partnership sold Westside Industrials located in Phoenix, Arizona as follows: two of the six buildings (42,480 of the 105,560 square feet) on April 15, 1994; one additional building (12,600 square feet) on April 27, 1995; and the remainder of the project on December 26, 1995. Reference is made to Item 7 and
Item 8 for further descriptions of the sales. The General Partner estimates that the sales of the remaining properties and termination of the Partnership may occur in the next four to five years.

     The Partnership has made the real property investments set forth in the following table:

===================================================================================================================================
 Name, Type of Property and       PURCHASE PRICE       ACQUISITION        SIZE (D)          DATE OF              TYPE OF
          Location                   (A)(B)(C)          FEES AND           SQ. FT.         PURCHASE             OWNERSHIP
                                                        EXPENSES
-----------------------------------------------------------------------------------------------------------------------------------
1.    Woodlands Plaza II               $7,902,880         $498,052            72,465       10-15-84      100% fee simple interest
      Office Building
      St. Louis, Missouri
-----------------------------------------------------------------------------------------------------------------------------------
2.    Westside Industrials             $2,976,000         $350,266           105,560       02-01-85      100% fee simple interest
      (formerly Interpark)                                                                  (sold)
      Phoenix, Arizona (e)
-----------------------------------------------------------------------------------------------------------------------------------
3.    Lake Point, I, II, III           $9,603,000         $803,929           135,008       07-31-86      100% fee simple interest
      Service Center
      Orlando, Florida
-----------------------------------------------------------------------------------------------------------------------------------
4.    Westford Corporate               $4,321,832         $372,000           162,765       09-11-86         26.08% fee simple
      Center, Westford,                                                                                          interest
      Massachusetts (f)
-----------------------------------------------------------------------------------------------------------------------------------
5.    Courtyard Shopping               $6,000,000         $393,911            57,332       05-10-85      100% fee simple interest
      Center                                                                                 (sold)
      Villa Park, Illinois(g)
===================================================================================================================================

[FN]
(a) The Partnership did not incur any debt in connection with the acquisition of these investment properties.
[FN]
(b)  Excludes all broker fees paid at closing.
[FN]
(c) This table does not reflect purchase price adjustments resulting from master lease provisions.
[FN]
(d) Represents net leasable area at acquisition date; net leasable area may change due to expansion or tenant improvements.
[FN]
(e) The Partnership sold two of the six buildings, representing 42,480 of the 105,560 square feet on April 15, 1994. An additional building, representing 12,600 square feet was sold on April 27, 1995. The remaining three buildings were sold on December 26, 1995.
[FN]
(f) The Partnership owns a 26.08% interest in the joint venture partnership which owns the Westford Corporate Center. CIGNA Income Realty-I Limited Partnership, an affiliated partnership, is the co-venturer. The information shown represents the Partnership's share of the total investment.
[FN]
(g)  The Partnership sold the Courtyard Shopping Center on January 11, 1990.

     Woodlands Plaza II is located in the West County office market of Greater St. Louis. Overall, the St. Louis economy saw continued growth through 1995, albeit at a slightly slower pace than in 1994. During the year, St. Louis added approximately 34,000 new jobs and unemployment fell to a twenty year low of 4.8%. While the manufacturing sector continued to decline, the service sector, including computer services, health and tourism, grew by approximately 3.3% for the year. The defense industry was also helped by a $1.8 billion contract from the United States Air Force awarded to McDonnell Douglas, the largest defense manufacturer and employer in the state. Office markets throughout the state were strong. The West County suburban office market contains a total of approximately 12 million square feet. The West County market had an average occupancy of 95% during 1995, up slightly from 1994. While the suburban office market is improving, there are still many alternatives for users in the 15,000 square foot range. The vacancies in the market create enough significant competition that the investment requirements for re-leasing space is significant. While West County markets continue to report positive absorption and rental rates are improving, tenant improvements remain high as a result of the competitive choices available. The Woodlands submarket of West County, where Woodlands Plaza II is located, is comprised of nine buildings containing just under 400,000 square feet. Occupancy in 1995 for the Woodlands submarket remained at 82%. Woodlands Plaza II ended the year 75% occupied, down from the 92% at the close of 1994. Average rental rates are estimated to remain level or increase slightly in 1996. Assisted by the expanding market, the supply of Class A office buildings has been all but absorbed and rental rates are on the rise. There is no new construction currently underway, although several developers have announced that they are ready to begin construction on office buildings that have already gone through planning and zoning.

     The Orlando metropolitan area is expected to sustain its steady growth in population and employment through the end of the decade. The two main sectors of growth are the trade and service industries. Lake Point I, II and III is located in the Southern Orlando service center market which contains approximately 3.7 million square feet of service center/warehouse space. Through 1995, new construction levels in the market were negligible and occupancy levels rose from 84% at the close of 1994 to 87% in 1995 with net absorption of approximately 175,000 square feet of space. Lake Point, which has excellent site access and a desirable location close to the airport within the Lee Vista Center, was well ahead of the market at 98%, up significantly from 89% at year end 1994. Rental rates at the property are competitive with the market range of $4.75 to $8.50 per square foot dependent on grade level or dock-high space. Rents at the property range from $5.50 to $7.50 per square foot. Lee Vista Center, a planned business park, is located approximately ten miles southeast of Orlando's central business district and approximately one mile north of the Orlando International Airport. Lake Point, which contains a single story office/industrial space with loading dock areas, is a unique product within the business park and therefore has limited direct competition. The business park contains mostly office buildings but also hotels, a daycare center and restaurants. The Orlando Airport service center market is made up of mostly warehouse or distribution space. In a recovering market, any development within Lee Vista Center is likely to be high-rise office, unlikely competition for Lake Point.

     Westford Corporate Center is located in the Boston submarket known as the Northwest Corridor, between Routes I-128 and I-495. During 1995, metropolitan Boston experienced continued job growth due to the strengthened economy. Out-migration trends have finally reversed and over one-half of the jobs lost during the 1989-1992 recession have been regained. Nearly two-thirds of all new jobs are in the service sector, including computer software, engineering, and research and health care. Overall, manufacturing employment continues to decline, although the computer hardware industry has finally turned around. The market in which Westford competes contains approximately 16.8 million square feet of space with a 19% vacancy rate. Absorption through the end of 1995 totalled approximately 1,177,300 square feet. Westford maintained its 100% occupancy level in 1995. Rents for R&D space held steady during the year in the $5.75 to $7 per square foot range. Rents and occupancy levels in the market will move up slowly as the market works through an estimated 1-2 year supply of available R&D space.

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

     The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1993, 1994 and 1995. Included in this calculation is the Partnership's interest in the gross revenues of the Westford joint venture. In each year, interest income accounted for the balance of gross revenues.

                                                            1993              1994             1995
                                                            ----              ----             ----

     1.  Woodlands Plaza II                                   31%               29%              36%
         Office Building
         St. Louis, MO

     2.  Westside Industrials                                 15%               12%               7%
         Phoenix, AZ (a)

     3.  Lake Point I, II, III                                42%               42%              40%
         Service Center
         Orlando, FL

     4.  Westford Corporate Center                            11%               15%              15%
         Westford, MA

[FN]
(a) The Partnership sold two of the six buildings, representing 42,480 of the 105,560 square feet on April 15, 1994. An additional building, representing 12,600 square feet was sold on April 27, 1995. The remaining three buildings were sold on December 26, 1995.

ITEM 2.  PROPERTIES

     The Partnership owns directly and through a joint venture partnership the properties described in Item 1 herein. Reference is made to Items 1, 7, and 8 for information on properties sold by the Partnership, including sales during the year ended December 31, 1995. The lease terms on the properties range from less than one year to ten years, with the majority being three to five years. Most of the leases contain provisions for one or more of the following: percentage rent, escalation and common area maintenance recapture. Reference is made to the Notes to Financial Statements for information regarding minimum annual future rentals under existing leases and operating expense reimbursements. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

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

====================================================================================================================================
           TENANT                 SQUARE        PRINCIPAL        BASE RENT          LEASE           RENEWAL             OTHER
                                  FOOTAGE       BUSINESS         PER ANNUM          DATES            OPTION          INFORMATION
====================================================================================================================================
1. Doane Agricultural             11,301      Agriculture          $155,808       08/01/91-      1, 5 year ext.          --
    Services Co.                                                                  07/31/96           option
------------------------------------------------------------------------------------------------------------------------------------
2. Dun & Bradstreet               11,101      Financial            $169,290       07/01/95-      1, 5 year ext.          --
                                              Services                            06/30/00           option
====================================================================================================================================

     The following table provides lease expiration information relative to Woodlands Plaza II.

=================================================================================================================
      YEAR            NUMBER OF LEASES       SQUARE FOOTAGE       ANNUALIZED BASE        PERCENTAGE OF TOTAL
                          EXPIRING                                      RENT                  ANNUALIZED
                                                                                              BASE RENT
-----------------------------------------------------------------------------------------------------------------
           1996                      2               16,590               $236,724                        30%
-----------------------------------------------------------------------------------------------------------------
           1997                      4                8,732               $127,207                        16%
-----------------------------------------------------------------------------------------------------------------
           1998                      1                2,941                $42,645                         5%
-----------------------------------------------------------------------------------------------------------------
           1999                      2                8,531               $127,296                        16%
-----------------------------------------------------------------------------------------------------------------
           2000                      3               15,369               $232,894                        30%
-----------------------------------------------------------------------------------------------------------------
           2001                      1                1,294                $21,998                         3%
=================================================================================================================

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

====================================================================================================================================
          TENANT                 SQUARE         PRINCIPAL        BASE RENT          LEASE            RENEWAL            OTHER
                                 FOOTAGE         BUSINESS        PER ANNUM          DATES            OPTION          INFORMATION
====================================================================================================================================
1. Attorney's Title                27,360     Insurance            $373,557       07/31/87-            --           Step up rent
    Insurance Fund                                                                02/28/07
------------------------------------------------------------------------------------------------------------------------------------
2. Alpha Flight Services           32,400     Catering             $180,667       02/01/89-      1, 5 year ext.           --
                                                                                  01/31/99           option
------------------------------------------------------------------------------------------------------------------------------------
3. Krogel Air Freight              14,824     Air Freight           $75,602       12/01/95-            --           Step up rent
                                                                                  11/30/00
====================================================================================================================================

     The following table provides lease expiration information relative to Lake Point I, II, III.

=================================================================================================================
      YEAR            NUMBER OF LEASES       SQUARE FOOTAGE          ANNUALIZED          PERCENTAGE OF TOTAL
                          EXPIRING                                   BASE RENT                ANNUALIZED
                                                                                              BASE RENT
-----------------------------------------------------------------------------------------------------------------
      1996                           5               29,204               $247,644                        21%
-----------------------------------------------------------------------------------------------------------------
      1997                           1                1,836                $15,491                         1%
-----------------------------------------------------------------------------------------------------------------
      1998                           3               22,184               $230,501                        20%
-----------------------------------------------------------------------------------------------------------------
      1999                           1               32,400               $180,667                        16%
-----------------------------------------------------------------------------------------------------------------
      2000                           2               19,864               $118,442                        10%
-----------------------------------------------------------------------------------------------------------------
   Thereafter                        1               27,360               $373,557                        32%
=================================================================================================================



     The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1991, 1992, 1993, 1994 and 1995:

==========================================================================================================================
                    WOODLANDS PLAZA II         WESTSIDE IND. PARK       LAKE POINT I, II, III           WESTFORD
                       OFFICE BLDG.              PHOENIX, AZ (A)            SERVICE CENTER          CORPORATE CENTER
                      ST. LOUIS, MO                                          ORLANDO, FL            WESTFORD, MA (B)
==========================================================================================================================
--------------------------------------------------------------------------------------------------------------------------
     1991
-----------------
AT 03/31                   75%                         93%                       96%                       10%

AT 06/30                   75%                         96%                       96%                       10%

AT 09/30                   82%                         93%                       91%                       10%

AT 12/31                   82%                         93%                       91%                       10%
--------------------------------------------------------------------------------------------------------------------------
     1992
-----------------
AT 03/31                   77%                         97%                       86%                       60%

AT 06/30                   73%                         97%                       86%                       60%

AT 09/30                   84%                         97%                       85%                       60%

AT 12/31                   84%                         97%                       85%                       60%
--------------------------------------------------------------------------------------------------------------------------
     1993
-----------------
AT 03/31                   87%                         97%                       88%                       60%

AT 06/30                   80%                         74%                       88%                       60%

AT 09/30                   90%                         67%                       94%                       60%

AT 12/31                   81%                         67%                       93%                       75%
--------------------------------------------------------------------------------------------------------------------------
     1994
-----------------
AT 03/31                   81%                         67%                       90%                       75%

AT 06/30                   78%                        100%                       83%                       85%

AT 09/30                   84%                         85%                       89%                      100%

AT 12/31                   92%                         80%                       89%                      100%
--------------------------------------------------------------------------------------------------------------------------
     1995
-----------------
AT 03/31                   94%                         80%                       100%                     100%

AT 06/30                   90%                        100%                       100%                     100%

AT 09/30                   79%                        100%                       100%                     100%

AT 12/31                   75%                         N/A                       98%                      100%
==========================================================================================================================


An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.
[FN]
(a) Two of six buildings at Westside Industrials were sold on April 15, 1994, representing 42,480 of the 105,560 square feet. An additional building, representing 12,600 square feet was sold on April 27, 1995. The remaining three buildings were sold on December 26, 1995.
[FN]
(b) See the Notes to Financial Statements for a description of the joint venture partnership through which the Partnership has made this real property investment. The Partnership owns a 26.08% interest in the joint venture which owns the property.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Partnership nor its properties are party to, or the subject of, any legal proceedings involving any material exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SECURITY  HOLDER
     MATTERS

     As of December 31, 1995, there were approximately 3,858 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase Units.

     The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If the Partnership were classified as a PTP, (i) the Partnership may be taxed as a corporation and (ii) the passive activity rules of section 469 are applied separately with respect to items attributable to each publicly traded partnership. On November 29, 1995, the Internal Revenue Service ("IRS") issued the Final PTP Regulations under section 1.7704-1. The Final PTP Regulations are effective for the tax years beginning after December 31, 1995. However, a transition rule exists for partnerships that were engaged in an activity before December 4, 1995 and that do not add a substantial new line of business after that date. The Partnership qualifies for the transition rule and may continue to rely on Notice 88-75 for guidance through the end of 2005. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of the Partnership are not listed or quoted for trading on an established securities exchange. However, CIGNA Financial Partners ("CFP") will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if available. Frequent sales of Units utilizing these services could cause the Partnership to be deemed a PTP. The Partnership has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors. Although such a restriction could impair the ability of investors to liquidate their investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor.

     The Partnership declared quarterly cash distributions to Limited Partners for 1995 and 1994 as set forth in the following table:

                                                                                 Cash Distribution per Unit
                             Quarter             Date Paid (a)                 1995                    1994
                             --------            -------------                 ----                    ----

                               1st               May 15                      $   5.01              $   7.50
                               2nd               August 15                      13.71  (c)            32.01  (b)
                               3rd               November 15                    10.02  (d)             5.01
                               4th               February 15                    37.31  (e)             3.12
                                                                             --------              --------
                                                                             $  66.05              $  47.64
                                                                             ========              ========

(a)  Quarterly distributions are paid 45 days following the end of the calendar quarter.

(b)  Includes $27.00 per Unit from a partial sale of Westside Industrials.

(c)  Includes $8.70 per Unit from a partial sale of Westside Industrials.

(d)  Includes $4.84 per Unit from a lease termination fee received at Woodlands Plaza II.

(e)  Includes $28.31 per Unit from the sale of the remainder of Westside Industrials.

                                                                 9

     Reference is made to Item 6 for information on cash distributions paid to Limited Partners during 1995, 1994, 1993, 1992, and 1991.

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


ITEM 6.  SELECTED FINANCIAL DATA (A)

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              DECEMBER 31, 1995, 1994, 1993, 1992, 1991
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)

                                             1995               1994                1993                1992                1991
                                             ----               ----                ----                ----                ----

Total assets (b)                      $    15,779,061     $    15,886,403    $     18,116,233    $    18,841,802     $    23,231,572
Total income                                2,761,823           2,338,050           2,600,369          2,649,750           2,736,543

Net income (loss) (c)                       1,173,396            (232,492)            406,434         (2,651,499)            230,926
Net income (loss) per Unit (c)                  29.34               (7.08)              10.26             (66.90)               5.83

Cash distributions to
 limited partners (d)                       1,250,072           1,890,411           1,174,738          1,727,963           1,040,549
Cash distributions per Unit (d)                 31.86               48.18               29.94              44.04               26.52

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein. Reference is made to Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners. These payments are charged to limited partner capital accounts and have not been included as part of the above presentation.

(b) Total assets includes Partnership's equity investment in joint venture. See the Notes to Financial Statements for a description of the joint venture.

(c) Included in 1995 is a gain on sale of property of $464,957 ($449,775 to limited partners or $11.46 per unit). Included in 1994 and 1992 are losses due to impairment of assets of $835,000 ($21.07 per Unit) and $2,791,040 ($70.42 per Unit), respectively. Included in 1994 is a gain on sale of property of $245,873 ($195,721 to limited partners or $4.99 per Unit).

(d) Quarterly distributions are paid 45 days following the end of the calendar quarter. Cash distributions to limited partners in 1995 include proceeds from the sale of Building #6 of Westside Industrials. Included in 1994 are the proceeds from the sale of Buildings #1 and #2 of Westside Industrials.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     On January 31, 1984, the Partnership commenced an offering of $50,000,000 (subject to an increase to $65,000,000) of limited partnership interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on December 31, 1985 and a total of 39,236.25 Units were issued by the Partnership and assigned to the public at $1,000 per interest. Subsequent to the termination of the offering, no Unit Holder has made any additional capital contribution. The Partnership does not expect to seek additional capital contributions.

     After deduction of selling expenses and other offering costs, the Partnership had $35,602,279 with which to make investments in real properties, to pay legal fees and other costs (including acquisition fees) related to such investments, for working capital reserves and to fund extra lease-up costs. A portion of the proceeds was utilized to acquire the properties described in Item 1 herein. The Partnership did not incur any debt in connection with the acquisition of the properties. The Partnership does not intend to incur mortgage indebtedness relative to the properties at any time during the term of the Partnership.

     At December 31, 1995, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totalled $2,052,475 and $275,388, respectively, which were available for working capital requirements, cash reserves and distributions to partners. Reference is made to Item 5 for information on cash distributions to Limited Partners for 1995. Cash distributions for 1995 included sales proceeds from the two partial sales of Westside Industrials during 1995 and a lease termination fee received from a significant vacating tenant at Woodlands Plaza II. The remainder of the cash distributed for 1995 was equivalent to the Partnership's adjusted cash from operations. The Partnership's cash distributions for 1996 are expected to reflect actual operating results subject to changes in reserves for liabilities or leasing risk. Based on property operational plans for 1996, the General Partner estimates that the Partnership will produce positive cash flow from operations, net of capital improvements and Partnership expenses.

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate. Reference is made to Item 2 for significant tenant information and lease information.

     Early in 1995, a potential user/owner approached the manager for the Westside property and offered to buy vacant building #6 (12,600 square feet, representing 100% of the vacant space at December 31, 1994) at a gross price of $29 per square foot. On April 27, 1995, the Partnership sold building #6 for a gross sales price of $365,400. After closing costs and expenses, the Partnership netted approximately $341,000 which was distributed to Limited Partners along with the second quarter distribution on August 15, 1995. On December 26, 1995, the Partnership sold the remainder of the Westside Industrials property (buildings #3, 4 & 5) to Zimmerman Properties, Inc. for a gross sales price of $1,175,000. After closing costs and expenses, the Partnership netted approximately $1,110,600 which was distributed to Limited Partners along with the fourth quarter distribution on February 15, 1996. Reference is made to Notes to Financial Statements for a description of the book and tax effects of the sales.

     Lake Point's adjusted cash from operations for the year totalled approximately $537,000 in 1995 compared with $505,000 in 1994. A significant amount of leasing led to tenant improvements and leasing commissions of $327,000 for 1995. Lake Point ended 1995 at 98% occupancy, up from 89% at year-end 1994. During 1995, an early renewal was executed with a tenant occupying 27,360 square feet, 20% of total space, extending the original maturity date of 1997 to 2007. Additionally, 14,988 square feet of vacant space was leased and lease renewals representing 22,120 square feet were executed. For 1996, five leases representing 29,204 square feet are set to expire, of which 23,799 is scheduled to be renewed. Of the renewals scheduled, 52% is from one tenant currently occupying 12,278 square feet. Negotiations to renew the lease are already underway and are expected to be concluded well in advance of the current expiration date of August 1996. New leasing or expansions are scheduled to total 7,565 square feet. Based on the leasing planned during 1996, tenant improvements and leasing commissions have been estimated to approximate $312,000, to be funded by cash from operations. Additionally roof repairs and a plumbing project have been estimated at $68,000, also to be funded by cash from operations.

     Woodlands Plaza generated adjusted cash from operations of $487,000 after $148,000 of leasing commissions, tenant improvements and capital expenditures, versus a deficit of $9,000 for 1994. An extensive amount of leasing was completed during 1994 (16,608 square feet of space was leased) and included approximately $305,000 of leasing costs and capital improvements. Leasing exposure for 1995 included 24,168 square feet, or 34% of net rentable area, including an early termination of a 10,319 square foot tenant. Physical occupancy of 92% at the beginning of the year dropped to 75% by December 31, 1995. During the second quarter of 1995, a lease was signed with Dun & Bradstreet for 11,101 square feet to replace the 10,319 square feet vacated by Magnum Mortgage. The Partnership benefited from an early termination fee of $190,000 collected from Magnum Mortgage. Two leases, accounting for 3,522 square feet, were renewed during 1995, one new lease for 2,040 square feet was signed and leases representing 11,741 square feet expired without renewal or replacement. A new five year lease for 14,048 square feet, not included in year-end 1995 occupancy, was signed during December 1995 by Mosby Year Book for occupancy by the second quarter of 1996. Rent will approximate $16 per square foot with $11 per square foot in tenant improvements. Leasing exposure for 1996, two tenants representing 16,590 square feet, 23% of total space, and 30% of gross annual rent, is minimal as both leases are expected to renew with slight increases in base rent. Commissions and tenant improvements for the two renewals are estimated to approximate $198,000. In addition, costs for the Mosby Year Book lease and the two December 1995 renewals are estimated to be funded in 1996 at a total cost of $255,860. Based on current estimates, leasing costs will be funded by cash from property operations.

     Westford Corporate Center is owned by a joint venture partnership in which the Partnership owns a 26.08% equity investment. Adjusted cash from operations at Westford Corporate Center for 1995 was $1,155,000 ($301,000 attributable to the Partnership's interest) after capital expenditures of $44,000. During the year one of the two existing tenants expanded into space vacated by a former tenant. The property remains at 100% occupancy. Cash flow from operations in 1996 is expected to be similar to 1995, with no capital expenditures planned.

     The Partnership's strategy includes property sales in two to three years for each of the Partnership's wholly owned properties. The Westford property, 26.08% owned through a joint venture, may have to be held until the existing tenants' leases reach expiration and are renewed or the space is leased to new tenants in 1999 or 2000.

RESULTS OF OPERATIONS

     Partnership net operating income, (total revenue less property operating expenses, general and administrative expenses and fees and reimbursements to affiliates and exclusive of the Partnership's share of the joint venture), increased in 1995 to approximately $1,407,000 versus approximately $1,024,000 in 1994.

     At Lake Point, net operating income increased approximately $150,000 in 1995. The increase was primarily attributable to a rise in rental income resulting from new leasing activity.

     Woodlands Plaza's net operating income increased in 1995 by approximately $338,000 over 1994, due to a rise in rental income from extensive leasing activity in the latter half of 1994, and $230,000 of lease termination fees collected in 1995.

     At Westside Industrials, net operating income was lower in 1995 than 1994 by approximately $66,000. Revenues declined in 1995 because of the sale of buildings #1 and #2 in April 1994 and the loss of three unreplaced tenants in the second half of 1994 occupying 12,600 square feet. In addition, 1994 revenue included the residual of a 1993 lease termination fee. Offsetting the decline in revenue was a reduction in property operating expenses because of the property sale and because of the nonrecurring exterior painting and landscaping projects completed in 1994.

     A majority of the balance of the change in net operating income from 1994 to 1995 represents Partnership management fees and interest income. Management fees are based on adjusted cash from operations, which increased in 1995.

RESULTS - 1995 COMPARED WITH 1994

     Rental income increased by approximately $360,000 for the year ended December 31, 1995, as compared with 1994, as a result of the tenant changes at each of the Partnership's properties. Rental income at Woodlands increased approximately $348,000 for the year due to revenues generated by extensive leasing activity at the property during 1994 and three lease termination fees totalling $230,000 received during 1995. At Westside, rental income decreased approximately $104,000 due to the sale of buildings #1 and #2 in April 1994 and the loss of unreplaced tenants occupying 12,600 square feet in the latter half of 1994. In addition, Westside's 1994 revenue included the residual of a 1993 lease termination fee. Rental income at Lake Point increased approximately $116,000 for the year due to an increase in scheduled rent resulting from leasing activity.

     The increase in other income for the year ended December 31, 1995, as compared with 1994, was primarily the result of expense charge-back billings to the new tenants at Lake Point as allowed by the negotiated lease terms.

     The increase in interest income for the year ended December 31, 1995, as compared with 1994, was the result of an increase in interest rates on short term investments combined with higher average cash balances.

     Property operating expenses decreased for the year ended December 31, 1995, as compared with 1994, as a result of the partial sales of Westside. In addition, Westside incurred nonrecurring repairs and maintenance costs in 1994 due to exterior painting and landscaping projects. An increase in operating expenses at Woodlands was primarily due to property management fees (earned as a percentage of revenues) coupled with expenses for one-time maintenance and space planning projects. In addition, Woodland's incurred additional utility and janitorial expenses due to a higher level of occupancy. Woodlands recorded lower property tax expenses as a result of a successful property tax appeal in 1995. Property operating expenses increased slightly at Lake Point due to property management fees (earned as a percentage of revenues).

     The increase in fees and reimbursements to affiliates for the year ended December 31, 1995, as compared to 1994, was primarily due to increased partnership management fees as a result of an increase in adjusted cash from operations.

     Depreciation and amortization increased for the year ended December 31, 1995, as compared with 1994, due primarily to accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands and as a result of new tenant improvements at Lake Point. Partially offsetting the increase was a decrease in depreciation and amortization expense at Westside due to the sale of buildings #1 and #2 in April 1994 and building #6 in April 1995.

     The gains on sale were the result of the Westside sales of building #6 in April 1995 and buildings #3, #4 and #5 in December 1995. The sale of buildings #1 and #2 occurred in April 1994.

     The joint venture operations improved for the year ended December 31, 1995, as compared with 1994, due to a tenant's expansions in the second and third quarters of 1994.


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

     Other income decreased approximately $75,000 for the year ended December 31, 1994, as compared with 1993. The decrease was due primarily to lower recoveries of operating expenses and taxes at Woodlands and Lake Point. The decrease was expected at Woodlands as base years have taken the place of expense stops on new and renewed leases in addition to an overall drop in expenses at the property. The decrease at Lake Point was due to decreased average occupancy. In addition, 1993 includes a $10,000 forfeited security deposit from the buy-out agreement at Westside.

     The increase in interest income for the year ended December 31, 1994, as compared with 1993, was the result of an increase in the Partnership's average cash balance attributable to the net proceeds from the sale of buildings #1 and #2 of the Westside property and an increase in rates during the year.

     Property operating expenses decreased overall as a result of decreases at Westside and Woodlands for the year ended December 31, 1994, as compared with 1993. The total decrease at Westside was due to lower repairs and maintenance and property tax costs resulting from the sale of buildings #1 and #2. In addition, Westside's 1993 results included plumbing expenses and parking lot lighting. The decrease was partially offset by exterior painting expenditures at Westside incurred in 1994. The decrease at Woodlands was attributable to nonrecurring parking lot repairs made during 1993 and decreased utility usage as a result of occupancy changes in 1994. At Lake Point, real estate taxes increased in 1994 as a result of an increase in the assessment value and the mill rate.

     Depreciation and amortization decreased for the year ended December 31, 1994, as compared with 1993, due to the expiration of the useful lives of certain assets.

     In 1994 the Partnership recorded impairment losses relative to Woodlands Plaza and Westside due to estimated future cash flow declines reflecting a change in the estimated holding period of the Woodlands property and increased capital expenditures and leasing costs at Westside.

     The improvement in operating results by the joint venture property for the year ended December 31, 1994, as compared with 1993, was due to the new tenant which took occupancy in October 1993 and its subsequent expansions in April and September 1994.

     The gain on sale was the result of the sale of buildings #1 and #2 of the Westside property in April 1994.

INFLATION

     With inflation at a low rate during 1995, 1994, and 1993, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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

     The recapture and escalation clauses that exist on certain of the leases at each of the Partnership's properties offer the Partnership some protection against inflation. Escalation clauses offset the increases in operating expenses under inflation. As operating expenses increase due to inflation so will the escalation revenues due to the Partnership, offsetting, at least in part, the increase in total expenses. The recapture provisions protect the Partnership from rising costs of common area maintenance as well as taxes and other operating expenses by passing these increases through, at least partially, to the lessees.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                                INDEX
                                                                                                                           PAGE

Report of Independent Accountants                                                                                           17
Financial Statements:
     Balance Sheets, December 31, 1995 and 1994                                                                             18
     Statements of Operations, For the Years Ended December 31, 1995, 1994 and 1993                                         19
     Statements of Partners' Capital (Deficit), For the Years Ended December 31, 1995, 1994 and 1993                        20
     Statements of Cash Flows, For the Years Ended December 31, 1995, 1994 and 1993                                         21
     Notes to Financial Statements                                                                                          22

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1995                                                      28


Schedules not filed:
     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       UNCONSOLIDATED VENTURE

                                                       WESTFORD OFFICE VENTURE

                                                                INDEX
                                                                                                                           PAGE

Report of Independent Accountants                                                                                           30
Financial Statements:
     Balance Sheets, December 31, 1995 and 1994                                                                             31
     Statements of Operations, For the Years Ended December 31, 1995, 1994 and 1993                                         32
     Statements of Partners' Capital, For the Years Ended December 31, 1995, 1994 and 1993                                  33
     Statements of Cash Flows, For the Years Ended December 31, 1995, 1994 and 1993                                         34
     Notes to Financial Statements                                                                                          35

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1995                                                      39


Schedules not filed:
     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                                                 16

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 Connecticut General Equity Properties-I
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Equity Properties-I Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Hartford, Connecticut
February 21, 1996


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1995 AND 1994

                                                               ASSETS                   1995                       1994
                                                               ------                   ----                       ----

Property and improvements, at cost:
     Land and improvements                                                        $     2,533,388           $     2,810,237
     Buildings                                                                         11,904,091                13,002,842
     Tenant improvements                                                                2,872,782                 2,879,677
                                                                                  ---------------           ---------------
                                                                                       17,310,261                18,692,756
     Less accumulated depreciation                                                      6,783,301                 6,686,953
                                                                                  ---------------           ---------------
              Net property and improvements                                            10,526,960                12,005,803

Equity investment in unconsolidated joint venture                                       2,679,392                 3,043,024
Cash and cash equivalents                                                               2,052,475                   368,015
Accounts receivable (net of allowance of $6,535 in 1995
 and $1,684 in 1994)                                                                      107,677                    97,349
Prepaid expenses and other assets                                                          27,971                    76,872
Deferred charges, net                                                                     384,586                   295,340
                                                                                  ---------------           ---------------
              Total                                                               $    15,779,061           $    15,886,403
                                                                                  ===============           ===============

                                             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Accounts payable and accrued expenses (including $32,837
       in 1995 and $9,324 in 1994 due to affiliates)                              $       161,220           $       220,449
     Tenant security deposits                                                              86,457                   102,076
     Unearned income                                                                       61,649                     6,269
                                                                                  ---------------           ---------------
              Total liabilities                                                           309,326                   328,794
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                            165,478                   143,212
         Cumulative cash distributions                                                   (167,140)                 (156,705)
                                                                                  ---------------           ----------------
                                                                                             (662)                  (12,493)
                                                                                  ---------------           ---------------
     Limited partners (39,236.25 Units):
         Capital contributions, net of offering costs                                  35,602,279                35,602,279
         Cumulative net income                                                          3,700,536                 2,549,406
         Cumulative cash distributions                                                (23,832,418)              (22,581,583)
                                                                                  ---------------           ---------------
                                                                                       15,470,397                15,570,102
                                                                                  ---------------           ---------------
              Total partners' capital                                                  15,469,735                15,557,609
                                                                                  ---------------           ---------------
              Total                                                               $    15,779,061           $    15,886,403
                                                                                  ===============           ===============



                             The Notes to Financial  Statements  are an integral
part of these statements.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                  1995                1994                  1993
                                                                                  ----                ----                  ----

Income:
     Base rental income                                                      $   2,435,302       $   2,075,169      $    2,278,062
     Other operating income                                                        257,244             209,731             284,251
     Interest income                                                                69,277              53,150              38,056
                                                                             -------------       -------------      --------------
                                                                                 2,761,823           2,338,050           2,600,369
                                                                             -------------       -------------      --------------
Expenses:
     Property operating expenses                                                   964,050             981,864           1,024,209
     General and administrative                                                    142,119             151,281             143,965
     Fees and reimbursements to affiliates                                         249,135             181,076             186,304
     Depreciation and amortization                                                 856,048             769,621             859,774
     Loss due to impairment of assets                                                   --             835,000                  --
                                                                             -------------       -------------      --------------
                                                                                 2,211,352           2,918,842           2,214,252
                                                                             -------------       -------------      --------------

         Net partnership operating income (loss)                                   550,471            (580,792)            386,117

Other income:
     Gain on sale of property                                                      464,957             245,873                  --
     Equity interest in joint venture net income                                   157,968             102,427              20,317
                                                                             -------------       -------------      --------------

         Net income (loss)                                                   $   1,173,396       $    (232,492)     $      406,434
                                                                             =============       =============      ==============


Net income (loss):
     General Partner                                                         $      22,266       $      45,368      $        4,064
     Limited partners                                                            1,151,130            (277,860)            402,370
                                                                             -------------       -------------      --------------
                                                                             $   1,173,396       $    (232,492)     $      406,434
                                                                             =============       =============      ==============

Net income (loss) per Unit                                                   $       29.34       $       (7.08)     $        10.26
                                                                             =============       =============      ==============

Cash distributions per Unit                                                  $       31.88       $       48.19      $        29.95
                                                                             =============       =============      ==============










                             The Notes to Financial  Statements  are an integral
part of these statements.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                               General                      Limited
                                                               Partner                     partners                  Total

Balance (deficit) at December 31, 1992                      $     (40,015)           $   18,511,626          $   18,471,611

Cash distributions                                                (13,573)               (1,175,062)             (1,188,635)

Net income                                                          4,064                   402,370                 406,434
                                                            -------------            --------------          --------------

Balance (deficit) at December 31, 1993                            (49,524)               17,738,934              17,689,410

Cash distributions                                                 (8,337)               (1,890,972)             (1,899,309)

Net income (loss)                                                  45,368                  (277,860)               (232,492)
                                                            -------------            --------------          --------------

Balance (deficit) at December 31, 1994                            (12,493)               15,570,102              15,557,609

Cash distributions                                                (10,435)               (1,250,835)             (1,261,270)

Net income                                                         22,266                 1,151,130               1,173,396
                                                            -------------            --------------          --------------

Balance (deficit) at December 31, 1995                      $        (662)           $   15,470,397          $   15,469,735
                                                            =============            ==============          ==============





















                             The Notes to Financial  Statements  are an integral
part of these statements.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income (loss)                                            $      1,173,396        $       (232,492)         $      406,434
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Loss due to impairment of assets                                         --                 835,000                      --
       Gain on sale of property                                           (464,957)               (245,873)                     --
       Deferred rent credits                                                50,990                  43,252                  63,085
       Depreciation and amortization                                       856,048                 769,621                 859,774
       Equity interest in joint venture net income                        (157,968)               (102,427)                (20,317)
       Accounts receivable                                                 (10,328)                 38,272                 (69,517)
       Accounts payable and accrued expenses                               (18,216)                (66,507)                 21,423
       Other, net                                                           88,662                 (35,936)                 28,531
                                                                  ----------------        ----------------          --------------
         Net cash provided by operating activities                       1,517,627               1,002,910               1,289,413
                                                                  ----------------        ----------------          --------------

Cash flows from investing activities:
     Purchases of property and improvements                               (283,499)               (412,099)               (170,503)
     Payment of leasing commissions                                       (265,056)                (79,587)                (62,376)
     Proceeds from sale of property                                      1,540,400               1,115,100                      --
     Payment of closing costs related to sale of property                  (85,544)                (53,100)                     --
     Distribution from joint venture partnership                           521,600                      --                      --
                                                                  ----------------        ----------------          --------------
         Net cash provided by (used in) investing activities             1,427,901                 570,314                (232,879)
                                                                  ----------------        ----------------          --------------

Cash flows from financing activities:
     Cash distributions to limited partners                             (1,250,633)             (1,890,735)             (1,175,156)
     Cash distributions to General Partner                                 (10,435)                 (8,337)                 (4,604)
                                                                  ----------------        ----------------          --------------
         Net cash used in financing activities                          (1,261,068)             (1,899,072)             (1,179,760)
                                                                  ----------------        ----------------          --------------

Net increase (decrease) in cash and cash equivalents                     1,684,460                (325,848)               (123,226)
Cash and cash equivalents, beginning of year                               368,015                 693,863                 817,089
                                                                  ----------------        ----------------          --------------
Cash and cash equivalents, end of year                            $      2,052,475        $        368,015          $      693,863
                                                                  ================        ================          ==============

Supplemental disclosure of non-cash information:
     Accrued purchase of property and improvements                $          1,804        $         43,019          $       32,000
                                                                  ================        ================          ==============









                             The Notes to Financial  Statements  are an integral
part of these statements.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF ACCOUNTING

     The General Partner of Connecticut General Equity Properties-I Limited Partnership (the "Partnership") is Connecticut General Realty Resources, Inc.-Third (the "General Partner"), an indirect, wholly owned subsidiary of CIGNA Corporation. The Partnership is a Delaware limited partnership which owns and operates three commercial properties (including one owned through a joint venture) located in Missouri, Florida and Massachusetts. In addition, the Partnership owned and operated a commercial property located in Arizona, a portion of which was sold in 1994 with the remainder sold in 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting purposes and are adjusted for federal income tax reporting. The net effect of the adjustments as of December 31, 1995, 1994 and 1993, principally relating to the classification of syndication costs, differences in depreciation methods and impairment losses, are summarized as follows:

<capiton>
                                                 1995                             1994                             1993
                                                 ----                             ----                             ----
                                      Financial           Tax          Financial           Tax          Financial           Tax
                                      Reporting        Reporting       Reporting        Reporting       Reporting       Reporting
     Total assets                  $   15,779,061  $   24,096,319  $    15,886,403  $   24,728,396  $    18,116,233  $   26,239,834
     Partners' capital (deficit):
         General Partner                     (662)        (28,026)         (12,493)        (24,632)         (49,524)        (20,733)
         Limited partners              15,470,397      23,876,718       15,570,102      24,430,553       17,738,934      25,882,197
     Net income (loss) (a):
         General Partner                   22,266           7,041           45,368           4,438            4,064           6,503
         Limited partners               1,151,130         697,000         (277,860)        439,328          402,370         643,807
     Net income (loss) per Unit (a):        29.34           17.76            (7.08)          11.20            10.26           16.41

(a) Included in 1995 is a gain on sale of property of $464,957 ($449,775 or $11.46 per Unit to limited partners) for financial reporting purposes and a loss of $328,484 ($8.29 per Unit) for tax reporting. Included in 1994 is $835,000 of loss due to impairment of assets for financial reporting only ($21.07 per Unit) and a gain on sale of property of $245,873 ($195,721 or $4.99 per Unit to limited partners) for financial reporting and a loss of $80,448 ($2.03 per Unit) for tax reporting.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) PROPERTY AND IMPROVEMENTS: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price, subsequent capitalized costs and adjustments, including certain acquisition expenses and impairment losses. Amounts received under master lease agreements have been treated as a reduction of the related property's purchase price. Depreciation on the property and improvements is calculated on the straight-line method based on the estimated useful lives of buildings and land improvements (15 to 39 years) and tenant improvements (the respective lease terms). Maintenance and repair expenses are charged to operations as incurred.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED




     As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the carrying value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed other than temporary, an impairment loss is recorded.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). Under the Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying value of the asset. If an impairment exists, the Statement requires a writedown to the fair value. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership will adopt this Statement in the first quarter of 1996; the effect on the Partnership's results of operations, liquidity and financial condition is not expected to be material.

B) EQUITY INVESTMENT IN UNCONSOLIDATED JOINT VENTURE: The Partnership uses the equity method of accounting with respect to its interest in the Westford Office Venture (the "Venture"), a joint venture partnership with an affiliated limited partnership.

C) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

D) PREPAID EXPENSES AND OTHER ASSETS: Other assets include a receivable from a tenant at Lake Point for reimbursement of tenant improvement costs of $27,177 and $56,480 at December 31, 1995 and 1994, respectively.

E) DEFERRED CHARGES: Deferred charges consist of leasing commissions and rental concessions, which are being amortized using the straight-line method over the respective lease terms.

F) PARTNERS' CAPITAL: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

G) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

H) BASIS OF PRESENTATION: Certain amounts in the 1993 and 1994 Financial Statements have been reclassified to conform to the 1995 presentation.

3.   INVESTMENT PROPERTIES

     At December 31, 1995, the Partnership owned two commercial properties directly and a 26.08% interest in another through a joint venture with an affiliated partnership. The properties are located in Missouri, Florida and Massachusetts. At December 31, 1995, the properties were operating with leases in effect generally for a term of three to ten years. No mortgage debt was incurred in the purchase of the Partnership's properties.

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

     With respect to the Partnership's accounting policy for impairment of assets, the Partnership recognized impairment of asset losses in 1994 and 1992. In 1994, the Partnership recorded impairments of $600,000 and $235,000 relative to Woodlands Plaza and Westside, respectively. In 1994, the impairment loss for Westside was the result of an anticipated decline in estimated future cash flow resulting from budgeted increases in capital expenditures and leasing costs to cure current and future vacancies. For Woodlands Plaza, the estimated holding period of the property was shortened. In 1992, the Partnership recorded impairments of $1,100,000 and $700,000 relative to Woodlands Plaza and Westside, respectively. Additionally, in 1992, the Partnership recorded an impairment of asset loss relative to its joint venture interest in Westford Corporate Center of $991,040. In 1992, estimated future cash flows declined at Woodlands and Westside reflecting changes in estimated potential revenue from future leasing. As a result of the oversupply of space and the continued downward pressure on rental rates in the markets in which these properties operate, expected future rental rates would be renewed and/or negotiated to lower rates. At Westford, the estimated holding period was reduced.

4.   VENTURE AGREEMENT

     The Partnership has a 26.08% interest in the Westford Office Venture, which owns the Westford Corporate Center, an office and research/development facility. The Venture is a joint venture between the Partnership and CIGNA Income Realty-I Limited Partnership, an affiliated limited partnership.

     Summary financial information for the Venture as of and for the years ended December 31, 1995, 1994 and 1993 follows:

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

     Total assets                                                 $     11,280,276        $     12,671,892         $    12,343,992
     Total liabilities                                                     751,999                 749,320                 814,161

     Total income                                                        1,911,290               1,686,829               1,280,650
     Net income                                                            605,705                 392,741                  77,904

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

     The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $521,600. No distributions were made by the Venture in 1994 or 1993.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED





5.   DEFERRED CHARGES

     Deferred charges at December 31, 1995 and 1994 consist of the following:

                                                                                        1995                       1994
                                                                                        ----                       ----

     Deferred leasing commissions                                                    $    988,388              $    880,435
     Accumulated amortization                                                            (628,194)                 (660,477)
                                                                                     ------------              ------------
                                                                                          360,194                   219,958
     Deferred rent credits                                                                 24,392                    75,382
                                                                                     ------------              ------------
                                                                                     $    384,586              $    295,340
                                                                                     ============              ============

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

         Year ending December 31:

              1996                             $   1,784,170
              1997                                 1,451,156
              1998                                 1,296,565
              1999                                   912,899
              2000                                   672,855
              Thereafter                           3,280,357

     Certain of the leases contain provisions whereby tenants pay their pro rata share of any increases in common area maintenance, taxes and operating expenses over base period amounts. Pursuant to such provisions, the Partnership earned $244,671 in 1995, $202,036 in 1994 and $248,679 in 1993. These amounts are included in other income on the Statement of Operations.

     Generally, a portion of the net leasable area for commercial real estate properties is occupied by significant tenants (occupying ten percent or more of net leasable area). Significant tenant information for the Partnership's investment properties, including the property owned through a joint venture, is as follows: Woodlands Plaza - two tenants occupy 31% of net leasable area and account for 41% of gross rental revenue; Lake Point - three tenants occupy 55% of net leasable area and account for 54% of gross rental revenue; Westford - two tenants occupy 100% of the net leasable area and account for 100% of gross rental revenue. Any loss of a significant tenant could have a material adverse effect on the Partnership's results of operations. Although an uncertainty exists relative to the replacement of a tenant upon early termination, the revenue effect of an early termination of a significant tenant is tempered by the potential for termination fees, and is therefore not likely to be material to the Partnership's liquidity or financial condition.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED




7.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1995, 1994 and 1993 are:

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

     Partnership management fee(a)                                    $    124,050            $     80,512            $     88,709
     Property management fees(b)(c)                                         55,633                  45,019                  53,197
     Printing                                                               13,504                  11,407                  13,036
     Reimbursement (at cost) for
      out of pocket expenses                                                55,948                  44,138                  31,362
                                                                      ------------            ------------            ------------
                                                                      $    249,135            $    181,076            $    186,304
                                                                      ============            ============            ============

[FN]
(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.
[FN]
(b) Does not include property management fees earned by independent management companies of $112,749, $95,063 and $105,292 for 1995, 1994 and 1993,
     respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.
[FN]
(c) Does not include management fees earned by an affiliate of $14,577, $13,210 and $9,351 attributable to the Partnership's 26.08% interest in the Westford Office Venture for the years ended December 31, 1995, 1994 and 1993, respectively.

8.   PARTNERS' CAPITAL

     During 1991, the State of Connecticut enacted income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $561 directly to the State of Connecticut in April 1995 for the 1994 Form CT-G Connecticut Group Income Tax Return. The Partnership also accrued the 1995 estimated payment of $763 as of December 31, 1995. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

9.   SALE OF INVESTMENT PROPERTY

     The sale of the remaining buildings of Westside Industrials was completed through two separate sales in 1995. On April 27, 1995 the Partnership sold building #6 (totalling 12,600 square feet) for a gross sales price of $365,400. The carrying value of the property was $257,629 for financial reporting and $373,010 for tax reporting. After deducting closing costs of $24,372, the Partnership recorded a gain of $83,399 for financial reporting and a loss of $31,982 for tax reporting. On December 26, 1995 the Partnership sold the remaining three buildings, #3, 4 and 5 (totalling 50,480 square feet), for a gross sales price of $1,175,000. The carrying value of the property was $729,032 for financial reporting and $1,407,091 for tax reporting. After deducting closing costs of $61,173 and leasing commissions paid at closing of $3,237, the Partnership recorded a gain of $381,558 for financial reporting

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



and a loss of $296,502 for tax reporting.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Partnership's financial instruments, cash, accounts receivable, other assets, and accounts payable and accrued liabilities, approximate fair value because of the short maturity of such instruments.

11.   PARTNERSHIP AGREEMENT

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

      Distributable cash from the sale or disposition of investment properties is to be generally allocated in the following order:

      o To the Limited Partners up to the amount of their Original Invested Capital;

      o To the Limited Partners in an amount which, when added to prior distributions from operations, equals a 10% cumulative non-compounded return on their Adjusted Invested Capital;

      o To an affiliate of the General Partner as a Subordinated Disposition Fee; and

      o With respect to the remainder, 85% to the Limited Partners and 15% to the General Partner.

      Net income from the sale or disposition of investment properties is to be generally allocated as follows:

      o To each Partner having a deficit balance in his capital account in the same ratio as such deficit balance bears to the aggregate of deficit balances of all Partners;

      o To the Partners in an amount equal to that distributed to them in respect of such sale or disposition; and

      o With respect to the remainder, 99% to the Limited Partners and 1% to the General Partner.

12.   SUBSEQUENT EVENTS

      On February 15, 1996, the Partnership paid a cash distribution of $1,463,905 to the limited partners and $2,108 to the General Partner.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1995


===========================================================================================================
                                                                                           Costs
                                                                                  Capitalized Subsequent
                                       Initial Cost to Partnership (A)(B)            to Acquisition (C)
                               ----------------------------------------------------------------------------
                                     Land and Land                                  Land, Building and
          Description                 Improvements              Buildings               Improvements
-----------------------------------------------------------------------------------------------------------
Woodlands Plaza II                           $ 1,252,294              $ 6,436,730             $  (154,380)
Office Building
St Louis, MO

Lake Point I, II, III                          1,413,971                6,615,761                1,745,885
Service Center
Orlando, FL
-----------------------------------------------------------------------------------------------------------
Totals                                       $ 2,666,265             $ 13,052,491              $ 1,591,505
===========================================================================================================



===========================================================================================================

                                         Gross Amount at Which Carried at Close of Period (E)(F)
                               ----------------------------------------------------------------------------
                                   Land and Land      Building and
          Description              Improvements       Improvements     Tenant Improvements     Total
-----------------------------------------------------------------------------------------------------------
Woodlands Plaza II                        $ 980,294        $ 5,438,878        $ 1,115,472      $ 7,534,644
Office Building
St Louis, MO

Lake Point I, II, III                     1,553,094          6,465,213          1,757,310        9,775,617
Service Center
Orlando, FL
-----------------------------------------------------------------------------------------------------------
Totals                                  $ 2,533,388       $ 11,904,091        $ 2,872,782     $ 17,310,261
===========================================================================================================


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                          DECEMBER 31, 1995

======================================================================================================================
                                                                                                   Life on Which
                                                                                               Depreciation in Latest
                                 Accumulated             Date of                               Statement of Operations
        Description            Depreciation (G)        Construction          Date Acquired          is Computed
----------------------------------------------------------------------------------------------------------------------
Woodlands Plaza II                     $ 3,249,907         1983                 10/15/84            2-39 years
Office Building
St Louis, MO

Lake Point I, II, III                    3,533,394         1985                 07/31/86            2-39 years
Service Center
Orlando, FL
----------------------------------------------------------------------------------------------------------------------
Totals                                 $ 6,783,301
======================================================================================================================

[FN]
(A) The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses. In accordance with the Partnership Agreement, all properties were acquired without incurring any mortgage debt.
[FN]
(B) The Partnership received $475,617 and $1,294,910 from the sellers of Woodlands Plaza II and Lake Point I, II, III, respectively, under master lease agreements, which were treated as a reduction of initial cost to the Partnership.
[FN]
(C) Included in Costs Capitalized Subsequent to Acquisition are impairment of assets losses for Woodlands Plaza II in the amount of $600,000 for 1994 and $1,100,000 for 1992.
[FN]
(D) Includes the sale of two of the six buildings at Westside Industrials during 1994 and the sale of the remaining four buildings in 1995.
[FN]
(E) The aggregate cost of the real estate owned at December 31, 1995 for federal income tax purposes is $19,999,715.
[FN]
(F)  Reconciliation of real estate owned:

=================================================================================================
         Description                  1995                  1994                   1993
=================================================================================================
Balance at beginning of period         $ 18,692,756          $ 20,221,872            $20,019,369

Additions during period                     242,284               423,118                202,503

Reductions during period (C)(D)         (1,624,779)           (1,952,234)                     --
-------------------------------------------------------------------------------------------------
Balance at end of period               $ 17,310,261          $ 18,692,756           $ 20,221,872
=================================================================================================

(G) Reconciliation of accumulated depreciation:

=================================================================================================
         Description                  1995                  1994                   1993
=================================================================================================
Balance at beginning of period          $ 6,686,953           $ 6,296,738             $5,532,115

Additions during period                     736,049               692,861                764,623

Reductions during period (D)              (639,701)             (302,646)                     --
-------------------------------------------------------------------------------------------------
Balance at end of period                $ 6,783,301            $6,686,953            $ 6,296,738
=================================================================================================


                                                                 29

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 Connecticut General Equity Properties-I
 Limited Partnership


In our opinion, the financial statements listed in the accompanying index (see page 16) present fairly, in all material respects, the financial position of Westford Office Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Hartford, Connecticut
February 21, 1996


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       UNCONSOLIDATED VENTURE

                                                       WESTFORD OFFICE VENTURE

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1995 AND 1994

                                                               ASSETS                    1995                      1994
                                                               ------                    ----                      ----

Property and improvements, at cost:
     Land and improvements                                                         $    2,546,078            $    2,501,875
     Buildings                                                                         10,716,382                10,716,382
     Tenant improvements                                                                1,492,102                 1,492,102
                                                                                   --------------            --------------
                                                                                       14,754,562                14,710,359
     Less accumulated depreciation                                                      4,726,178                 4,209,052
                                                                                   --------------            --------------
              Net property and improvements                                            10,028,384                10,501,307

Cash and cash equivalents                                                               1,055,936                 1,901,019
Accounts receivable                                                                           608                       885
Prepaid expenses and other assets                                                           2,600                    16,401
Deferred charges, net                                                                     192,748                   252,280
                                                                                   --------------            --------------
              Total                                                                $   11,280,276            $   12,671,892
                                                                                   ==============            ==============

                                                  LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
     Accounts payable and accrued expenses (including $8,731
       in 1995 and $9,317 in 1994 due to affiliates)                               $       27,327            $       24,648
     Deferred acquisition fees payable to affiliate                                       724,672                   724,672
                                                                                   --------------            --------------
              Total liabilities                                                           751,999                   749,320
                                                                                   --------------            --------------

Partners' capital:
     CGEP:
         Capital contributions                                                          4,718,527                 4,718,527
         Cumulative cash distributions                                                 (2,347,200)               (1,825,600)
         Cumulative net income                                                            308,065                   150,097
                                                                                   --------------            --------------
                                                                                        2,679,392                 3,043,024
                                                                                   --------------            --------------
     CIR:
         Capital contributions                                                         13,439,197                13,439,197
         Cumulative cash distributions                                                 (6,652,800)               (5,174,400)
         Cumulative net income                                                          1,062,488                   614,751
                                                                                   --------------            --------------
                                                                                        7,848,885                 8,879,548
                                                                                   --------------            --------------
              Total partners' capital                                                  10,528,277                11,922,572
                                                                                   --------------            --------------
              Total                                                                $   11,280,276            $   12,671,892
                                                                                   ==============            ==============




                             The Notes to Financial  Statements  are an integral
part of these statements.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       UNCONSOLIDATED VENTURE

                                                       WESTFORD OFFICE VENTURE

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----
Income:
     Base rental income                                              $   1,481,811           $   1,342,969          $    1,121,765
     Other income                                                          376,258                 288,888                 130,370
     Interest income                                                        53,221                  54,972                  28,515
                                                                     -------------           -------------          --------------
                                                                         1,911,290               1,686,829               1,280,650
                                                                     -------------           -------------          --------------

Expenses:
     Property operating expenses                                           597,935                 633,601                 608,323
     General and administrative                                             75,097                  57,198                  54,125
     Fees and reimbursements to affiliates                                  55,895                  50,651                  35,855
     Depreciation and amortization                                         576,658                 552,638                 504,443
                                                                     -------------           -------------          --------------
                                                                         1,305,585               1,294,088               1,202,746
                                                                     -------------           -------------          --------------

         Net income                                                  $     605,705           $     392,741          $       77,904
                                                                     =============           =============          ==============


Net income:
     CGEP                                                            $     157,968           $     102,427          $       20,317
     CIR                                                                   447,737                 290,314                  57,587
                                                                     -------------           -------------          --------------
                                                                     $     605,705           $     392,741          $       77,904
                                                                     =============           =============          ==============





















                             The Notes to Financial  Statements  are an integral
part of these statements.



                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       UNCONSOLIDATED VENTURE

                                                       WESTFORD OFFICE VENTURE

                                                   STATEMENTS OF PARTNERS' CAPITAL

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                CGEP                          CIR                    Total

Balance at December 31, 1992                                $   2,920,280            $    8,531,647          $   11,451,927

Net income                                                         20,317                    57,587                  77,904
                                                            -------------            --------------          --------------

Balance at December 31, 1993                                    2,940,597                 8,589,234              11,529,831

Net income                                                        102,427                   290,314                 392,741
                                                            -------------            --------------          --------------

Balance at December 31, 1994                                    3,043,024                 8,879,548              11,922,572

Net income                                                        157,968                   447,737                 605,705

Cash distributions                                               (521,600)               (1,478,400)             (2,000,000)
                                                            -------------            --------------          --------------

Balance at December 31, 1995                                $   2,679,392            $    7,848,885          $   10,528,277
                                                            =============            ==============          ==============
























                             The Notes to Financial  Statements  are an integral
part of these statements.



                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       UNCONSOLIDATED VENTURE

                                                       WESTFORD OFFICE VENTURE

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

Cash flows from operating activities:
     Net income                                                      $     605,705           $     392,741           $      77,904
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                     576,658                 552,638                 504,443
         Accounts receivable                                                   277                 117,497                (118,382)
         Accounts payable and accrued expenses                               2,679                 (33,616)                 (1,742)
         Other, net                                                         13,801                 (13,463)                 10,017
                                                                     -------------           -------------           -------------
              Net cash provided by operating activities                  1,199,120               1,015,797                 472,240
                                                                     -------------           -------------           -------------

Cash flows from investing activities:
     Purchases of property and improvements                                (44,203)               (248,005)               (119,429)
     Payment of leasing commissions                                             --                 (39,758)                (41,715)
                                                                     -------------           -------------           -------------
              Net cash used in investing activities                        (44,203)               (287,763)               (161,144)
                                                                     -------------           -------------           -------------

Cash flows from financing activities:
     Cash distribution to venture partners                              (2,000,000)                     --                      --
                                                                     -------------           -------------           -------------
              Net cash used in financing activities                     (2,000,000)                     --                      --
                                                                     -------------           -------------           -------------

Net increase (decrease) in cash and cash equivalents                      (845,083)                728,034                 311,096
Cash and cash equivalents, beginning of year                             1,901,019               1,172,985                 861,889
                                                                     -------------           -------------           -------------
Cash and cash equivalents, end of year                               $   1,055,936           $   1,901,019           $   1,172,985
                                                                     =============           =============           =============


Supplemental disclosure of non-cash information:
     Accrued purchase of property and improvements                   $          --           $          --           $      31,225
                                                                     =============           =============           =============













                             The Notes to Financial  Statements  are an integral
part of these statements.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                             UNCONSOLIDATED VENTURE

                             WESTFORD OFFICE VENTURE

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

     Westford Office Venture (the "Venture") is a joint venture partnership in which Connecticut General Equity Properties-I Limited Partnership ("CGEP") owns a 26.08% interest. The remaining 73.92% interest is held by CIGNA Income Realty-I Limited Partnership ("CIR"), an affiliated limited partnership. The
Venture owns and operates a commercial property, an office and research/development facility located in Westford, Massachusetts.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) PROPERTY AND IMPROVEMENTS: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price, subsequent capitalized costs and adjustments, including certain acquisition expenses and impairment loss. Amounts received under the master lease agreement from the seller of the Westford Corporate Center were treated as a reduction of the property purchase price. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of buildings and improvements (15 to 39 years) and tenant improvements (the respective lease terms). Maintenance and repair expenses are charged to operations as incurred.

     As a result of inherent changes in market values of real property, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the carrying value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed other than temporary, an impairment loss is recognized currently.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). Under the Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying value of the asset. If an impairment exists, the Statement requires a writedown to the fair value. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Venture will adopt this Statement in the first quarter of 1996; the effect on the Venture's results of operations, liquidity and financial condition is not expected to be material.

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

E) BASIS OF PRESENTATION: Certain amounts in the 1993 and 1994 Financial Statements have been reclassified to conform to the 1995 presentation.

3.   INVESTMENT PROPERTY

     The Venture purchased Westford Corporate Center located in Westford, Massachusetts, without incurring any long-term debt.

     The Venture recognized an impairment of asset loss in 1992 of $3,800,000 principally due to a reduction in the estimated holding period.

4.   DEFERRED CHARGES

     Deferred charges at December 31, 1995 and 1994 consist of the following:

                                                                                  1995                  1994
                                                                                  ----                  ----

     Deferred leasing costs                                                  $   441,543            $  441,543
     Accumulated amortization                                                   (248,795)             (189,263)
                                                                             -----------            ----------
                                                                             $   192,748            $  252,280
                                                                             ===========            ==========

5.   LEASES

     The property is leased under leases which are accounted for as operating leases, having remaining lease terms of less than four years. Following is a schedule of minimum annual future rentals based upon non-cancelable commercial leases currently in effect, assuming no exercise of tenant renewal options:

     Year ending December 31:

                           1996                        $ 1,425,303
                           1997                          1,425,303
                           1998                          1,425,303
                           1999                            356,326
                           2000 and Thereafter                  --

     Leases generally include provisions for tenants to pay pro rata share of increases in operating expenses over base period amounts. During 1995, 1994 and 1993 the Venture earned $376,258, $288,888 and $130,370, respectively, under such provisions. These amounts are included in other income on the Statement of Operations.

     Generally, a portion of the net leasable area for commercial real estate properties is occupied by significant tenants (occupying ten percent or more of net leasable area). Significant tenant information for the Venture's investment property is as follows: Two tenants occupy 100% of the net leasable area and account for 100% of gross rental revenue. Any loss of a significant tenant could have a material adverse effect on the Venture's results of

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                             Unconsolidated Venture

                             Westford Office Venture

                    Notes to Financial Statements - Continued


operations. Although an uncertainty exists relative to the replacement of a tenant upon early termination, the revenue effect of an early termination of a significant tenant is tempered by the potential for termination fees, and is therefore not likely to be material to the Venture's liquidity or financial condition.

6.   TRANSACTIONS WITH AFFILIATES

     An affiliate of the venturers provided investment property acquisition services in 1986. Fees for such services totalled approximately $1,000,000 in 1986 of which $724,672 will be payable from sales proceeds.

     During 1995, 1994 and 1993, an affiliate of the general partners of the venturers provided property management services at Westford Corporate Center for fees totalling $55,895, $50,651 and $35,855, respectively. In addition, the affiliate contracted for on-site property management services with an unaffiliated third party company on behalf of the Venture. For the years ended 1995, 1994 and 1993, $52,957, $50,646 and $35,949 of fees were paid directly by the Venture to an unaffiliated on-site property manager.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Venture's financial instruments at December 31, 1995. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                                           Carrying                Fair
                                                                           Amount                  Value
ASSETS:
Cash and cash equivalents                                                   1,055,936              1,055,936
Accounts receivable                                                               608                    608
Other assets                                                                    2,600                  2,600

LIABILITIES:
Accounts payable and accrued expenses                                          27,327                 27,327
Deferred acquisition fees due to affiliates                                   724,672                493,200


     The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash, Accounts receivable, Other assets, and Accounts payable and accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

     Deferred acquisition fees due to affiliates: The fair value was estimated by discounting cash flows over the estimated holding period of the investment property using a market rate.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                             Unconsolidated Venture

                             Westford Office Venture

                    Notes to Financial Statements - Continued





8.   JOINT VENTURE AGREEMENT

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

     Net income and distributable cash from the sale or disposition of property shall be allocated in the following order:

     o To the venturers having negative capital account balances pro rata in proportion to their negative capital accounts; and

     o To the venturers in an amount necessary so that the capital account balances of the venturers shall be in proportion to their respective percentage interests.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP                        SCHEDULE III
                                                      (UNCONSOLIDATED VENTURE)

                                                       WESTFORD OFFICE VENTURE

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1995

=============================================================================================================

                                                  Initial Cost                    Costs Capitalized Subsequent
                                                to Venture (A)(B)                     to Acquisition (C)


                               ------------------------------------------------------------------------------
                                     Land and Land                                    Land, Building and
             Description             Improvements              Buildings                Improvements
=============================================================================================================
Westford Corporate Center                     $3,223,875              $13,759,689              $ (2,229,002)
Westford, MA
=============================================================================================================


==============================================================================================================

                                           Gross Amount at Which Carried at Close of Period (D)(E)
                               -------------------------------------------------------------------------------
                                   Land and Land      Building and
          Description              Improvements       Improvements     Tenant Improvements       Total
--------------------------------------------------------------------------------------------------------------
Westford Corporate Center               $ 2,546,078       $ 10,716,382        $ 1,492,102        $ 14,754,562
Westford, MA
==============================================================================================================

==============================================================================================================
                                                                                             Life on Which
                                                                                            Depreciation in
                                                                                          Latest Statement of
                                    Accumulated          Date of                             Operations is
          Description            Depreciation (F)     Construction       Date Acquired         Computed
--------------------------------------------------------------------------------------------------------------
Westford Corporate Center               $ 4,726,178       1986              09/11/86         2-39 years
Westford, MA
==============================================================================================================

[FN]
(A) The cost to the Venture represents the initial purchase price of the properties including certain acquisition fees and expenses. In accordance with the Joint Venture Agreement, the property was acquired without incurring any mortgage debt.
[FN]
(B) The Venture received $245,531 under a Master Lease Agreement, which was treated as a reduction of initial cost to Venture.
[FN]
(C)  Included  in  Costs  Capitalized   Subsequent  to  Acquisition  is  an
     impairment of assets loss in the amount of $3,800,000.
[FN]
(D) The aggregate cost of the real estate owned at December 31, 1995 for federal income tax purposes is $18,554,563.
[FN]
(E)  Reconciliation of real estate owned:

=================================================================================================
         Description                  1995                  1994                   1993
=================================================================================================
Balance at beginning of period         $ 14,710,359          $ 14,493,579           $ 14,342,925

Additions during period                      44,203               216,780                150,654
-------------------------------------------------------------------------------------------------
Balance at end of period               $ 14,754,562          $ 14,710,359           $ 14,493,579
=================================================================================================

(F) Reconciliation of accumulated depreciation:

=================================================================================================
         Description                  1995                  1994                   1993
=================================================================================================
Balance at beginning of period          $ 4,209,052           $ 3,712,142            $ 3,254,267

Additions during period                     517,126               496,910                457,875
-------------------------------------------------------------------------------------------------
Balance at end of period                $ 4,726,178           $ 4,209,052            $ 3,712,142
=================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership, Connecticut General Realty Resources, Inc.-Third, a Delaware corporation, is an indirect, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

     The directors and executive officers of the General Partner as of February 15, 1996 are as follows:

     Name                                        Office                                          Served Since

     R. Bruce Albro                              Director                                        May 2, 1988

     J. Robert Andrews                           Director                                        April 2, 1990

     David Scheinerman                           Director                                        July 25, 1995

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

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of Connecticut General Realty Resources, Inc.-Third, including CIGNA Financial Partners, Inc. (the parent of Connecticut General Realty Resources, Inc.-Third), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.), Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:


                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 53, a Senior Managing Director of CIGNA Investment Management (CIM), joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.

                          J. ROBERT ANDREWS - DIRECTOR

     Mr. Andrews, age 51, is a Managing Director of CIGNA Investment Management and is one of seven senior managers in the Real Estate Investment Division, heading the Real Estate Acquisition and Dispositions Department. He joined CIGNA's Real Estate Division in 1983. Prior to his current assignment, he was the Head of the Tax Advantaged Investment Department; a Vice President - Real Estate Portfolio Manager for Pension Accounts; one of six Vice President - Territorial Managers in the Mortgage and Real Estate Acquisition unit and an Assistant Vice President in the Real Estate Asset Management unit. Prior to coming to CIGNA, he was the principal of a real estate consulting firm specializing in domestic and international multi-family residential construction and development. Prior to forming his own business, Mr. Andrews was an Acquisition Director and Regional Director of Operations for a publicly owned
(NYSE) real estate development company. He received a Bachelor of Arts degree in Architecture and a Master of Business Administration degree in Finance and Real Estate from The Pennsylvania State University.

                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 35, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $77 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 12 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.


                      JOHN D. CAREY - PRESIDENT, CONTROLLER

     Mr. Carey, age 32, joined CIGNA Investment Management-Real Estate as Controller of Tax Advantaged Investments in 1990. In September 1993, Mr. Carey was appointed President. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick LLP in the audit department and was a member of the Real Estate Focus Group. His experiences include accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 58, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 54, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 50, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.


                          MARCY F. BLENDER - TREASURER

     Marcy F. Blender, age 39, is Assistant Vice President, Bank Resources of CIGNA Corporation. In this capacity she is responsible for bank relationship management, bank products and services, bank compensation and control, and bank exposure management. Marcy joined Insurance Company of North America (INA) in 1979. She has held a variety of financial and investment positions with INA and later with the merged CIGNA Corporation before assuming her current responsibilities in 1992. She received a B.A. degree from Rutgers University and an M.B.A. from Drexel University. She is a Certified Public Accountant.


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

     As of February 15, 1996, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                               Units                Shares
                                           Beneficially          Beneficially           Percent of
     Name                                    Owned(a)              Owned(b)                Class

     R. Bruce Albro (c)                           0                   6,653                   *
     J. Robert Andrews (d)                        0                   1,885                   *
     David Scheinerman                            0                       0                   *

     All directors and officers
     Group (8) (e)                                0                  15,388                   *

     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.

(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.

(c)  Shares beneficially owned includes options to acquire 4,487 shares and 1,432 shares which are restricted as to disposition.

(d)  Shares beneficially owned includes 1,885 shares which are restricted as to disposition.

(e)  Shares beneficially owned by directors and officers include 6,492 shares of CIGNA common stock which may be acquired  upon  exercise  of stock  options  and  7,611  shares  which  are restricted as to disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the Limited Partners, and is generally allocated 1% of profits or losses. The General Partner was entitled to receive distributable cash from 1995 operations of $10,435. The General Partner was allocated a share of the Partnership income in the amount of $22,266 for 1995. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10.

     CII provided asset management services to the Partnership during 1995 for the Woodlands Plaza II Office Building, Westside Industrials and Lake Point Service Center for fees calculated at 6% of gross revenues collected from the properties less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1995, CII earned asset management fees amounting to $55,633 for such services, of which $7,877 was unpaid as of December 31, 1995. Independent third party property managers earned $112,749 of management fees, of which $7,622 was unpaid as of December 31, 1995. In 1995, CII provided asset management services for the Partnership's investment in the Westford Office Venture for fees calculated at 6% of gross revenues collected. CII earned $14,577 for such services. Independent third party property managers earned $13,811 of fees relating to Westford.

     CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. In 1995, CFP earned partnership management fees amounting to $124,050 for such services, of which $18,910 was unpaid as of December 31, 1995.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1995, the General Partner and its affiliates were entitled to reimbursement for such out of pocket administrative expenses in the amount of $69,452 of which $6,050 was unpaid as of December 31, 1995.

                                                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements.  See Index to Financial Statements in Item 8.

         2.   Financial Statement Schedules

              (a) Real Estate and Accumulated Depreciation.  See Index to
                  Financial Statements in Item 8.

         3.   Exhibits

              3(a)Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated January 31, 1984, File No. 2-87976.

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

              (n) Deposit Receipt and Real Estate Purchase Contract between JACLS Holding Company and/or Nominee and Connecticut General Equity Properties-I Limited Partnership dated as of February 20, 1995, relating to the sale of Westside Industrial Building #6 closed on April 27, 1995.

              (o) Deposit Receipt and Real Estate Purchase Contract between Zimmerman Properties, Inc. and Connecticut General Equity Properties-I Limited Partnership dated as of August 2, 1995, relating to the sale of Westside Industrial Buildings #3, #4 and #5 closed on December 26, 1995.

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

                                      CONNECTICUT GENERAL EQUITY PROPERTIES-I
                                      LIMITED PARTNERSHIP

                                      By:      Connecticut General Realty
                                               Resources, Inc.-Third,
                                               General Partner


Date:  March 25, 1996                 By:      /s/   John D. Carey
                                               -------------------
                                               John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


     /s/   R. Bruce Albro                              Date:    March 25, 1996
     ------------------------------------------
     R. Bruce Albro, Director



     /s/   J. Robert Andrews                           Date:    March 25, 1996
     ------------------------------------------
     J. Robert Andrews, Director



     /s/   David Scheinerman                           Date:    March 25, 1996
     ------------------------------------------
     David Scheinerman, Director



     /s/   John D. Carey                               Date:    March 25, 1996
     ------------------------------------------
     John D. Carey, President, Controller
     (Principal Executive Officer)
     (Principal Accounting Officer)



     /s/   Marcy F. Blender                            Date:    March 25, 1996
     ------------------------------------------
     Marcy F. Blender, Treasurer
     (Principal Financial Officer)