Form 10-Q
period 1996-03-31
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1996-05-13
CIK 733460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               (Mark One)
           X
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


                        Telephone Number: (860) 726-6000



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
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                          BALANCE SHEETS
                                                                                       MARCH 31,               DECEMBER 31,
                                                                                         1996                      1995
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     2,533,388           $     2,533,388
     Buildings                                                                         11,904,091                11,904,091
     Tenant improvements                                                                3,006,343                 2,872,782
                                                                                  ---------------           ---------------
                                                                                       17,443,822                17,310,261
     Less accumulated depreciation                                                      6,926,458                 6,783,301
                                                                                  ---------------           ---------------
              Net property and improvements                                            10,517,364                10,526,960

Equity investment in unconsolidated joint venture                                       2,684,879                 2,679,392
Cash and cash equivalents                                                                 857,317                 2,052,475
Accounts receivable (net of allowance of $8,889
   in 1996 and $6,535 in 1995)                                                             24,312                   107,677
Prepaid expenses and other assets                                                          42,533                    27,971
Deferred charges, net                                                                     424,641                   384,586
                                                                                  ---------------           ---------------
              Total                                                               $    14,551,046           $    15,779,061
                                                                                  ===============           ===============

                                             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Accounts payable and accrued expenses (including $35,630
      in 1996 and $32,837 in 1995 due to affiliates)                              $       258,833           $       161,220
     Tenant security deposits                                                              87,857                    86,457
     Unearned income                                                                       55,651                    61,649
                                                                                  ---------------           ---------------
              Total liabilities                                                           402,341                   309,326
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contribution                                                               1,000                     1,000
         Cumulative net income                                                            166,928                   165,478
         Cumulative cash distributions                                                   (169,248)                 (167,140)
                                                                                  ----------------          ----------------
                                                                                           (1,320)                     (662)
                                                                                  ----------------          ----------------
     Limited partners (39,236.25 Units):
         Capital contributions, net of offering costs                                  35,602,279                35,602,279
         Cumulative net income                                                          3,844,069                 3,700,536
         Cumulative cash distributions                                                (25,296,323)              (23,832,418)
                                                                                  ----------------          ----------------
                                                                                       14,150,025                15,470,397
                                                                                  ---------------           ---------------
              Total partners' capital                                                  14,148,705                15,469,735
                                                                                  ---------------           ---------------
              Total                                                               $    14,551,046           $    15,779,061
                                                                                  ===============           ===============



     The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                 2


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                             (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----
Income:
     Base rental income                                                         $       518,198           $       542,356
     Other operating income                                                              53,763                    48,430
     Interest income                                                                     16,196                     7,865
                                                                                ---------------           ---------------
                                                                                        588,157                   598,651
                                                                                ---------------           ---------------
Expenses:
     Property operating expenses                                                        207,707                   240,128
     General and administrative                                                          30,886                    45,802
     Fees and reimbursements to affiliates                                               41,696                    59,082
     Depreciation and amortization                                                      168,372                   187,438
                                                                                ---------------           ---------------
                                                                                        448,661                   532,450
                                                                                ---------------           ---------------

         Net partnership operating income                                               139,496                    66,201

Other income:
     Equity interest in joint venture net income                                          5,487                    42,138
                                                                                ---------------           ---------------

         Net income                                                             $       144,983           $       108,339
                                                                                ===============           ===============


Net income:
     General Partner                                                            $         1,450           $         1,083
     Limited partners                                                                   143,533                   107,256
                                                                                ---------------           ---------------
                                                                                $       144,983           $       108,339
                                                                                ===============           ===============


Net income per Unit                                                             $          3.66           $          2.73
                                                                                ===============           ===============

Cash distribution per Unit                                                      $         37.31           $          3.12
                                                                                ===============           ===============













     The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                 3

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                   (A DELAWARE LIMITED PARTNERSHIP)

                                                       STATEMENTS OF CASH FLOWS

                                         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                             (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----

Cash flows from operating activities:
     Net income                                                                   $       144,983           $       108,339
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                                              5,955                    11,837
         Depreciation and amortization                                                    168,372                   187,438
         Equity interest in joint venture net income                                       (5,487)                  (42,138)
         Accounts receivable                                                               83,365                    57,354
         Accounts payable                                                                  99,417                    64,563
         Other, net                                                                       (19,160)                   47,018
                                                                                  ----------------          ---------------
              Net cash provided by operating activities                                   477,445                   434,411
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                              (135,365)                  (73,534)
     Payment of leasing commissions                                                       (71,225)                     (922)
                                                                                  ----------------          ---------------
              Net cash used in investing activities                                      (206,590)                  (74,456)
                                                                                  ----------------          ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                             (1,463,905)                 (122,417)
     Cash distribution to General Partner                                                  (2,108)                     --
                                                                                  ----------------          -------------
              Net cash used in financing activities                                    (1,466,013)                 (122,417)
                                                                                  ----------------          ----------------

Net increase (decrease) in cash and cash equivalents                                   (1,195,158)                  237,538
Cash and cash equivalents, beginning of year                                            2,052,475                   368,015
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       857,317           $       605,553
                                                                                  ===============           ===============
















     The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                 4

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Readers of this quarterly report should refer to the CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP'S ("the Partnership") audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The accompanying financial statements were prepared in accordance with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations.

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership adopted this Statement in the first quarter of 1996; there was no effect on the Partnership's results of operations, liquidity and financial condition.

C) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

2.   UNCONSOLIDATED JOINT VENTURE - SUMMARY INFORMATION

     The Partnership owns a 26.08% interest in the Westford Office Venture (the "Venture") which owns the Westford Corporate Center in Westford, Massachusetts. The general partner of the Partnership's joint venture partner is an affiliate of the General Partner.

Venture operations information:                      Three Months Ended
                                                          March 31,
                                                1996                    1995

     Total income of venture                  $418,573                $498,665
     Net income of venture                     $21,037                $161,572


Venture balance sheet information:            March 31,             December 31,
                                                1996                    1995

     Total assets                          $11,295,030              $11,280,276
     Total liabilities                        $745,716                 $751,999


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                                             (Unaudited)


3.   DEFERRED CHARGES
     Deferred charges consist of the following:
                                                                                       March 31,               December 31,
                                                                                         1996                      1995

     Deferred leasing commissions                                                 $     1,059,613           $       988,388
     Accumulated amortization                                                            (653,409)                 (628,194)
                                                                                  ----------------          ----------------
                                                                                          406,204                   360,194
     Deferred rent credits                                                                 18,437                    24,392
                                                                                  ---------------           ---------------
                                                                                  $       424,641           $       384,586
                                                                                  ===============           ===============

4.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership  related to the General
Partner or its affiliates are as follows:

                                                                                  Three Months Ended               Unpaid at
                                                                                      March 31,                    March 31,
                                                                                      ---------                    ---------
                                                                                1996             1995                1996
                                                                                ----             ----                ----

     Partnership management fee (a)                                      $      14,876    $       35,147      $      14,876
     Property management fee (b)(c)                                             12,061            12,885              8,203
     Reimbursement (at cost) of
      out-of-pocket expenses                                                    14,759            11,050             12,551
                                                                         -------------    --------------      -------------
                                                                         $      41,696    $       59,082      $      35,630
                                                                         =============    ==============      =============


(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.

(b) Does not include management fees of $3,504 and $7,350 attributable to the Partnership's 26.08% interest in the Westford Office Venture for the three months ended March 31, 1996 and 1995, respectively.

(c) Does not include on-site property management fees earned by independent management companies of $25,720 and $26,555 for the three months ended March 31, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

5.   SUBSEQUENT EVENTS

     On May 15, 1996, the Partnership paid a distribution of $182,451 to limited partners and $1,504 to the General Partner.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaling $857,317 and $321,122, respectively, were available for working capital requirements, cash reserves and distributions to partners. The Partnership paid the first quarter 1996 cash distribution of $182,451 or $4.65 per Unit on May 15, 1996, representative of the quarter's adjusted cash from operations, inclusive of adjustments to cash reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

     Lake Point's adjusted cash from operations for the first quarter of 1996 totaled approximately $137,000 after $11,900 of capital improvements and a net $75,000 addition to cash reserves for leasing costs. Based on the level of leasing activity planned at the start of the year, 1996 tenant improvements and leasing commissions will approximate $312,000. Additionally, building improvements are budgeted at $68,000. Leasing costs and building improvements for the year are expected to be funded by cash from operations. The 1996 leasing plan includes renewals representing 23,799 square feet and new leases representing 7,565 square feet. During the first quarter, a new lease representing 2,160 square feet was executed. The planned renewal activity is anticipated to be completed by the end of the third quarter. The property was 100% occupied at March 31, 1996.

     Woodlands Plaza generated $28,000 of adjusted cash from operations for the first quarter of 1996 after approximately $193,000 of leasing costs and a reduction to cash reserves of $104,000. Mosby Yearbook, 14,048 square feet, signed a lease during December 1995 and took occupancy during February 1996. Leasing costs incurred during the first quarter was predominately the result of the Mosby lease. Lease expirations during 1996 comprise two tenants for a total of 16,590 square feet, or 23% of net rentable area. Both tenants are expected to renew.

     At Westford Corporate Center, adjusted cash from operations for the first quarter was $208,000 ($54,000 attributable to the Partnership's interest). The property remains 100% occupied. No capital expenditures have been planned for the year. During the quarter, a portion of the 1995 capital expenditures was reimbursed by the tenants. In addition, adjustments were made to reduce other income (and the portion of account receivable representing 1995 tenant reimbursement billings) based on the final calculation of actual 1995 tenant reimbursable operating expenses. As was the case in 1995, the 1996 estimated billings for tenant expense reimbursement are based on the annual budget.

RESULTS OF OPERATIONS

     Generally, decreases in the income statement accounts are the result of the sales of the remaining buildings of Westside Industrials. Buildings #3, 4 and 5, sold on December 26, 1995, were fully occupied in the first quarter of 1995. Building #6, sold on April 27, 1995, was vacant in 1995. For the first quarter of 1995, Westside Industrials accounted for approximately $51,000 of rental income, $5,000 of other income, $29,000 of property operating expenses, $6,000 of general and administrative expenses and $12,000 of depreciation and amortization. The following analytical comments have been limited to the Partnership's remaining properties.

     Rental income increased by approximately $26,000 for the three months ended March 31, 1996, as compared with the same period in 1995. Rental income at Lake Point increased approximately $43,000 due to the timing of tenant occupancies during the first quarter of 1995 versus 1996, and the renewal of a tenant in the fourth quarter of 1995 with new terms, including a higher base rental rate and a lower expense reimbursement requirement. Offsetting the increase at Lake Point was a decrease at Woodlands Plaza due to the timing of tenant turnover. Space occupied by a tenant during the entire first quarter of 1995 was occupied for only a portion of the first quarter of 1996.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The increase in other income for the three months ended March 31, 1996, as compared with the same period of 1995, was the result of the timing of tenant occupancies at Lake Point during the first quarter of 1995 versus 1996. New tenants taking occupancy during the first quarter of 1995 moved in later during the quarter than the new tenants taking occupancy during the first quarter of 1996.

     Interest income increased for the three months ended March 31, 1996, as compared with the same period in 1995, due to a higher average cash balance from the sale of the Westside buildings on December 26, 1995. The sales proceeds were distributed to limited partners on February 15, 1996.

     The decrease in general and administrative for the three months ended March 31, 1996, as compared with the same period of 1995, was the result of a net decrease in the provision for doubtful accounts.

     The decrease in fees and reimbursements to affiliates for the three months ended March 31, 1996, as compared with the same period of 1995, was due to a decrease in partnership management fees as a result of a drop in adjusted cash from operations for the quarter. Adjusted cash from operation for the first quarter of 1996 was impacted by a higher level of leasing costs.

     Depreciation and amortization decreased for the three months ended March 31, 1996, as compared with the same period in 1995, due to accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands in 1995. Partially offsetting the decrease was an increase in depreciation and amortization at Lake Point due to new tenant improvements and leasing commissions incurred during the second quarter of 1995.

     The joint venture net income decreased for the three months ended March 31, 1996, as compared with the same period in 1995. Revenue declined as the result of a lower base rental rate for the replacement tenant of a tenant that vacated in December 1995. In addition, an adjustment was made in the first quarter of 1996 which reduced other income, as the actual recovery of operating expenses and taxes from tenants for 1995 was lower than estimated. Property operating expenses increased due to a harsh winter causing snow removal, maintenance and utility costs to increase. In addition, a landscaping project that was previously capitalized was reclassed to an expense account.


                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                              OCCUPANCY

     The  following is a listing of  approximate  physical  occupancy  levels by quarter for the Partnership's investment properties:
                                                                   1995                                 1996
                                            -------------------------------------------------        -------
                                              At 3/31      At 6/30      At 9/30     At 12/31           At 3/31
                                              -------      -------      -------     --------           -------
1.   Woodlands Plaza II
     Office Building
     St. Louis, Missouri                         94%          90%          79%           75%              95%

2.   Westside Industrials
     (formerly Interpark)
     Phoenix, Arizona (a)                        80%         100%         100%           N/A              N/A

3.   Lake Point I, II, III
     Service Center
     Orlando, Florida                           100%         100%         100%           98%             100%

4.   Westford Corporate Center
     Westford, Massachusetts (b)                100%         100%         100%          100%             100%


An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.

(a) On April 27, 1995, Westside Industrials sold building #6, reducing square footage from 63,080 to 50,480. The remaining three buildings were sold on December 26, 1995.

(b) The partnership owns a 26.08% interest in the Westford Office Venture which owns the Westford Corporate Center.

PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules

     (b) No Form 8-Ks were filed during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONNECTICUT GENERAL EQUITY PROPERTIES-I
                               LIMITED PARTNERSHIP


                               By: Connecticut General Realty Resources, Inc. - Third, General Partner


Date: May 10, 1996             By:      /s/ John D. Carey
      ------------                      -----------------
                                        John D. Carey, President and Controller
                                        (Principal Executive Officer)
                                        (Principal Accounting Officer)