Form 10-Q
period 1996-06-30
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1996-08-08
CIK 733460

- --------------------------------------------------------------------------


- --------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                (Mark One)
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         1996                      1995
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     2,533,388           $     2,533,388
     Buildings                                                                         11,942,917                11,904,091
     Tenant improvements                                                                3,172,623                 2,872,782
                                                                                  ---------------           ---------------
                                                                                       17,648,928                17,310,261
     Less accumulated depreciation                                                      7,068,837                 6,783,301
                                                                                  ---------------           ---------------
              Net property and improvements                                            10,580,091                10,526,960

Equity investment in unconsolidated joint venture                                       2,719,145                 2,679,392
Cash and cash equivalents                                                                 783,227                 2,052,475
Accounts receivable (net of allowance of $6,517
   in 1996 and $6,535 in 1995)                                                             17,707                   107,677
Prepaid expenses and other assets                                                          45,335                    27,971
Deferred charges, net                                                                     445,231                   384,586
                                                                                  ---------------           ---------------
              Total                                                               $    14,590,736           $    15,779,061
                                                                                  ===============           ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Accounts payable and accrued expenses (including $49,632
       in 1996 and $32,837 in 1995 due to affiliates)                             $       304,123           $       161,220
     Tenant security deposits                                                              86,442                    86,457
     Unearned income                                                                       55,560                    61,649
                                                                                  ---------------           ---------------
              Total liabilities                                                           446,125                   309,326
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contribution                                                               1,000                     1,000
         Cumulative net income                                                            168,726                   165,478
         Cumulative cash distributions                                                   (170,752)                 (167,140)
                                                                                  ---------------           ---------------
                                                                                           (1,026)                     (662)
                                                                                  ---------------           ---------------
     Limited partners (39,236.25 Units):
         Capital contributions, net of offering costs                                  35,602,279                35,602,279
         Cumulative net income                                                          4,022,131                 3,700,536
         Cumulative cash distributions                                                (25,478,773)              (23,832,418)
                                                                                  ---------------           ---------------
                                                                                       14,145,637                15,470,397
                                                                                  ---------------           ---------------
              Total partners' capital                                                  14,144,611                15,469,735
                                                                                  ---------------           ---------------
              Total                                                               $    14,590,736           $    15,779,061
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

                                                                 2

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                                         -------                                 -------
                                                                   1996             1995                  1996              1995
                                                                   ----             ----                  ----              ----
Income:
     Base rental income                                     $     562,918    $     759,057         $   1,081,116     $   1,301,413
     Other operating income                                        30,717           65,915                84,480           114,345
     Interest income                                                8,259           21,111                24,455            28,976
                                                            -------------    -------------         -------------     -------------
                                                                  601,894          846,083             1,190,051         1,444,734
                                                            -------------    -------------         -------------     -------------
Expenses:
     Property operating expenses                                  222,455          247,961               430,162           488,089
     General and administrative                                    18,323           26,701                49,209            72,503
     Fees and reimbursements to affiliates                         45,662           72,611                87,358           131,693
     Depreciation and amortization                                169,860          225,809               338,232           413,247
                                                            -------------    -------------         -------------     -------------
                                                                  456,300          573,082               904,961         1,105,532
                                                            -------------    -------------         -------------     -------------

         Net partnership operating income                         145,594          273,001               285,090           339,202

Gain on sale of property                                               --           83,399                    --            83,399
Other income:
     Equity interest in joint venture net income                   34,266           41,994                39,753            84,132
                                                            -------------    -------------         -------------     -------------

         Net income                                         $     179,860    $     398,394         $     324,843     $     506,733
                                                            =============    =============         =============     =============


Net income:
     General Partner                                        $       1,798    $      14,560         $       3,248     $      15,643
     Limited partners                                             178,062          383,834               321,595           491,090
                                                            -------------    -------------         -------------     -------------
                                                            $     179,860    $     398,394         $     324,843     $     506,733
                                                            =============    =============         =============     =============


Net income per Unit                                         $        4.54    $        9.78         $        8.20     $       12.51
                                                            =============    =============         =============     =============

Cash distribution per Unit                                  $        4.65    $        5.01         $       41.96     $        8.13
                                                            =============    =============         =============     =============












                      The  Notes to  Consolidated  Financial  Statements  are an integral part of these statements.

                                                                 3

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----

Cash flows from operating activities:
     Net income                                                                   $       324,843           $       506,733
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Gain on sale of property                                                              --                   (83,399)
         Deferred rent credits                                                             11,910                    23,568
         Depreciation and amortization                                                    338,232                   413,247
         Equity interest in joint venture net income                                      (39,753)                  (84,132)
         Accounts receivable                                                               89,970                    53,151
         Accounts payable                                                                 145,470                   162,342
         Other, net                                                                       (23,468)                   59,417
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   847,204                 1,050,927
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                              (340,471)                 (187,462)
     Payment of leasing commissions                                                      (125,251)                  (15,979)
     Proceeds from sale of property                                                            --                   365,400
     Payment of closing costs related to sale of property                                      --                   (24,372)
     Distribution from joint venture                                                           --                   521,600
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                        (465,722)                  659,187
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                             (1,647,118)                 (319,554)
     Cash distribution to General Partner                                                  (3,612)                   (3,554)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                    (1,650,730)                 (323,108)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                   (1,269,248)                1,387,006
Cash and cash equivalents, beginning of year                                            2,052,475                   368,015
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       783,227           $     1,755,021
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

     Venture operations information:
                                                                     Three Months Ended                      Six Months Ended
                                                                         June 30,                                June 30,
                                                                   1996             1995                  1996              1995
                                                                   ----             ----                  ----              ----

     Total income of venture                                $     462,588    $     475,050         $     881,161     $     973,715
     Net income of venture                                        131,390          161,021               152,427           322,593

     Venture balance sheet information:
                                                                         June 30,                            December 31,
                                                                           1996                                  1995
     Total assets                                                  $    11,427,803                        $    11,280,276
     Total liabilities                                                     747,099                                751,999

     The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $521,600.

                                                                 5

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


3.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                           June 30,                December 31,
                                             1996                      1995

     Deferred leasing commissions    $     1,113,639           $       988,388
     Accumulated amortization               (680,890)                 (628,194)
                                     ---------------           ----------------
                                             432,749                   360,194
     Deferred rent credits                    12,482                    24,392
                                     ---------------           ---------------
                                     $       445,231           $       384,586
                                     ===============           ===============

4.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership  related to the General
Partner or its affiliates are as follows:

                                                   Three Months Ended            Six Months Ended               Unpaid at
                                                        June 30,                      June 30,                   June 30,
                                                        --------                      -------                    --------
                                                 1996              1995         1996             1995              1996
                                                 ----              ----         ----             ----              ----
     Partnership management fee(a)         $     12,644      $    44,329    $     27,520     $     79,476     $     12,643
     Property management fee (b)(c)              11,303           17,646          23,364           30,531            7,853
     Reimbursement (at cost) of
      out-of-pocket expenses                     21,715           10,636          36,474           21,686           29,136
                                           ------------     -------------    -----------     ------------     ------------
                                           $     45,662     $     72,611    $     87,358     $    131,693     $     49,632
                                           ============     =============    ===========     ============     ============

(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.

(b) Does not include management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture of $3,494 and $3,738 for the three months ended June 30, 1996 and 1995, respectively, and $6,998 and $7,413 for the six months ended June 30, 1996 and 1995, respectively.

(c) Does not include on-site property management fees earned by independent management companies of $24,039 and $33,246 for the three months ended June 30, 1996 and 1995, respectively, and $49,759 and $59,801 for the six months ended June 30, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

5.   SUBSEQUENT EVENT

     On August 15, 1996, the Partnership paid a distribution of $196,576 to limited partners and $1,278 to the General Partner.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaled $783,227 and $391,762, respectively. The Partnership's cash and cash equivalents were available for working capital requirements, cash reserves and distributions to partners. The Partnership paid the first quarter 1996 cash distribution of $182,451 or $4.65 per Unit on May 15, 1996 and the second quarter cash distribution of $196,576 or $5.01 per Unit on August 15, 1996. The cash distributions were representative of each quarter's adjusted cash from operations, inclusive of adjustments to cash reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

     Lake Point's adjusted cash from operations for the second quarter of 1996 totaled approximately $156,000 after $194,000 of leasing commissions, tenant improvements, and capital improvements (including utilization of $115,000 of cash reserves to cover a portion of the second quarter leasing costs). Scheduled building improvements, budgeted at $68,000, were completed during the quarter at a total cost of $36,000. Leasing costs to date are also under budget as a result of lower than expected costs. The 1996 leasing plan included renewals representing 23,799 square feet and new leases representing 7,565 square feet. During the first quarter, a new lease representing 2,160 square feet was executed. During the second quarter, three renewals representing 21,279 square feet (19,479 square feet planned and 1,800 square feet unplanned) were completed. Although a tenant vacated 3,605 square feet during the quarter, the space was immediately absorbed by an existing tenant completing a renewal. The only additional leasing activity planned for this year is the renewal of a tenant representing 4,320 square feet. The remaining renewal is anticipated to be completed by the end of the third quarter. The property was 100% occupied at June 30, 1996.

     Woodlands Plaza generated $18,000 of adjusted cash from operations for the second quarter of 1996 after approximately $65,000 of leasing costs and an addition to cash reserves of $43,000. Mosby Yearbook, 14,048 square feet, signed a lease during December 1995 and took occupancy during February 1996. During the second quarter, two existing tenants signed leases for 2,252 square feet of expansion space. Remaining lease expirations during 1996 comprise two tenants for a total of 16,590 square feet, or 23% of net rentable area. Both tenants are expected to renew during the third quarter.

     At Westford Corporate Center, adjusted cash from operations for the second quarter was $254,000 ($66,000 attributable to the Partnership's interest). The property remains 100% occupied. No capital expenditures have been planned for the year. During the first quarter, a portion of the 1995 capital expenditures was reimbursed by the tenants. In addition, adjustments were made to reduce other income (and the portion of account receivable representing 1995 tenant reimbursement billings) based on the final calculation of actual 1995 tenant reimbursable operating expenses. As was the case in 1995, the 1996 estimated billings for tenant expense reimbursement are based on the annual budget.


RESULTS OF OPERATIONS

     Generally, decreases in the income statement accounts are the result of the sales of the remaining buildings of Westside Industrials. Buildings #3, 4 and 5, sold on December 26, 1995, were fully occupied in the first quarter of 1995. Building #6, sold on April 27, 1995, was vacant in 1995. For the six months ended June 30, 1995, Westside Industrials accounted for approximately $101,000 of rental income, $11,000 of other income, $55,000 of property operating expenses, $12,000 of general and administrative expenses and $23,000 of depreciation and amortization. For the three months ended June 30,

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




1995, Westside Industrials accounted for approximately $51,000 of rental income, $5,000 of other income, $26,000 of property operating expenses, $6,000 of general and administrative expenses and $10,000 of depreciation and amortization. The following analytical comments have been limited to the Partnership's remaining properties.

     Rental income decreased for the three and six months ended June 30, 1996, as compared with the same periods in 1995, as a result of lease termination fees for Woodlands Plaza totaling $210,000 recorded in the second quarter of 1995. Exclusive of the lease termination fees, rental income increased at Woodlands Plaza for the three and six months due to increased occupancy. Rental income at Lake Point increased approximately $23,000 and $66,000 for the three and six months, respectively, due to the renewal of a tenant in the fourth quarter of 1995 with new terms, including a higher base rental rate and a lower expense reimbursement requirement, and the timing of tenant occupancies during the first quarter of 1995 versus 1996.

     The decrease in other income for the three and six months ended June 30, 1996, as compared with the same periods of 1995, was primarily the result of lower expense charge-back billings at Woodlands Plaza due to a decreased property tax assessment coupled with a refund of a prior year expense reimbursement overpayment.

     Interest income decreased for the three and six months ended June 30, 1996, as compared with the same periods of 1995, due to a lower average cash balance. The average cash balance was higher for the second quarter of 1995 due to the sale of building #6 at Westside and the distribution received from Westford Office Venture.

     Property operating expenses remained flat for the three and six months ended June 30, 1996. Lower property taxes at Woodlands Plaza due to a decreased assessment and a refund for 1995 was offset by higher cleaning and utility expenses at Lake Point.

     The decrease in general and administrative for the six months ended June 30, 1996, as compared with the same period of 1995, was the result of a net decrease in the provision for doubtful accounts coupled with a nonrecurring appraisal fee for Woodlands Plaza in 1995.

     The decrease in fees and reimbursements to affiliates for the three and six months ended June 30, 1996, as compared with the same periods of 1995, was due to a decrease in partnership management fees as a result of a drop in adjusted cash from operations. Adjusted cash from operations was impacted by a higher level of capital improvements and leasing costs in 1996.

     Depreciation and amortization decreased for the three and six months ended June 30, 1996, as compared with the same periods in 1995, due primarily to accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands Plaza in 1995. Partially offsetting the decrease was an increase in depreciation and amortization at Lake Point due to new tenant improvements and leasing commissions incurred during the second quarter of 1995.

     The gain on sale was the result of the sale of building #6 of the Westside property in April 1995.

     The joint venture net income decreased for the three and six months ended June 30, 1996, as compared with the same periods in 1995. Revenue declined as the result of a lower base rental rate for the replacement tenant of a tenant that vacated in December 1995. In the first quarter of 1996, an adjustment was made that reduced other income, as the actual recovery of operating expenses and taxes from tenants for 1995 was lower than estimated. Property operating expenses

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




increased due to an HVAC project and higher snow removal costs as a result of a harsh winter. In addition, a landscaping project that was previously capitalized was reclassed to an expense account.


                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1995                                   1996
                                          ------------------------------------------------       ----------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31        At 3/31       At 6/30
1.   Woodlands Plaza II
     Office Building
     St. Louis, Missouri                      94%          90%          79%          75%             95%          99%

2.   Westside Industrials
     (formerly Interpark)
     Phoenix, Arizona (a)                     80%         100%         100%          N/A             N/A          N/A

3.   Lake Point I, II, III
     Service Center
     Orlando, Florida                        100%         100%         100%          98%            100%         100%

4.   Westford Corporate Center
     Westford, Massachusetts (b)             100%         100%         100%         100%            100%         100%

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

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)



PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules

     (b) No Form 8-Ks were filed during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         CONNECTICUT GENERAL EQUITY PROPERTIES-I
                         LIMITED PARTNERSHIP


                         By: Connecticut General Realty Resources, Inc. - Third,
                             General Partner





Date: August 8, 1996     By: /s/ John D. Carey
      --------------         -----------------
                             John D. Carey, President and Controller
                             (Principal Executive Officer)
                             (Principal Accounting Officer)