Form 10-Q
period 1996-09-30
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1996-11-12
CIK 733460

------------------------------------------------------------------------------


------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (Mark One)
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                                         1996                      1995
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     2,533,388           $     2,533,388
     Buildings                                                                         11,942,917                11,904,091
     Tenant improvements                                                                3,254,781                 2,872,782
                                                                                  ---------------           ---------------
                                                                                       17,731,086                17,310,261
     Less accumulated depreciation                                                      7,216,643                 6,783,301
                                                                                  ---------------           ---------------
              Net property and improvements                                            10,514,443                10,526,960

Equity investment in unconsolidated joint venture                                       2,752,841                 2,679,392
Cash and cash equivalents                                                                 785,315                 2,052,475
Accounts receivable (net of allowance of $6,194
   in 1996 and $6,535 in 1995)                                                             32,000                   107,677
Prepaid expenses and other assets                                                          22,770                    27,971
Deferred charges, net                                                                     478,638                   384,586
                                                                                  ---------------           ---------------
              Total                                                               $    14,586,007           $    15,779,061
                                                                                  ===============           ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Accounts payable and accrued expenses (including $66,017
       in 1996 and $32,837 in 1995 due to affiliates)                             $       355,311           $       161,220
     Tenant security deposits                                                              74,621                    86,457
     Unearned income                                                                       43,626                    61,649
                                                                                  ---------------           ---------------
              Total liabilities                                                           473,558                   309,326
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contribution                                                               1,000                     1,000
         Cumulative net income                                                            170,383                   165,478
         Cumulative cash distributions                                                   (172,031)                 (167,140)
                                                                                  ---------------           ---------------
                                                                                             (648)                     (662)
                                                                                  ---------------           ---------------
     Limited partners (39,236.25 Units):
         Capital contributions, net of offering costs                                  35,602,279                35,602,279
         Cumulative net income                                                          4,186,167                 3,700,536
         Cumulative cash distributions                                                (25,675,349)              (23,832,418)
                                                                                  ---------------           ---------------
                                                                                       14,113,097                15,470,397
                                                                                  ---------------           ---------------
              Total partners' capital                                                  14,112,449                15,469,735
                                                                                  ---------------           ---------------
              Total                                                               $    14,586,007           $    15,779,061
                                                                                  ===============           ===============



                             The Notes to Financial  Statements  are an integral part of these statements.


           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                                   1996             1995                  1996              1995
Income:
     Base rental income                                     $     568,209    $     581,382         $   1,649,325     $   1,882,795
     Other operating income                                        55,192           63,856               139,672           178,201
     Interest income                                                8,293           22,372                32,748            51,348
                                                            -------------    -------------         -------------     -------------
                                                                  631,694          667,610             1,821,745         2,112,344
                                                            -------------    -------------         -------------     -------------
Expenses:
     Property operating expenses                                  247,849          248,364               678,011           736,453
     General and administrative                                    27,428           26,359                76,637            98,862
     Fees and reimbursements to affiliates                         48,497           59,941               135,855           191,634
     Depreciation and amortization                                175,923          260,586               514,155           673,833
                                                            -------------    -------------         -------------     -------------
                                                                  499,697          595,250             1,404,658         1,700,782
                                                            -------------    -------------         -------------     -------------

         Net partnership operating income                         131,997           72,360               417,087           411,562

Gain on sale of property                                               --               --                    --            83,399
Other income:
     Equity interest in joint venture net income                   33,696           39,010                73,449           123,142
                                                            -------------    -------------         -------------     -------------

         Net income                                         $     165,693    $     111,370         $     490,536     $     618,103
                                                            =============    =============         =============     =============


Net income:
     General Partner                                        $       1,657    $       1,114         $       4,905     $      16,757
     Limited partners                                             164,036          110,256               485,631           601,346
                                                            -------------    -------------         -------------     -------------
                                                            $     165,693    $     111,370         $     490,536     $     618,103
                                                            =============    =============         =============     =============


Net income per Unit                                         $        4.18    $        2.82         $       12.38     $       15.33
                                                            =============    =============         =============     =============

Cash distribution per Unit                                  $        5.01    $       13.71         $       46.97     $       21.84
                                                            =============    =============         =============     =============












                             The Notes to Financial  Statements  are an integral part of these statements.


           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----

Cash flows from operating activities:
     Net income                                                                   $       490,536           $       618,103
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Gain on sale of property                                                              --                   (83,399)
         Deferred rent credits                                                             14,463                    37,633
         Depreciation and amortization                                                    514,155                   673,833
         Equity interest in joint venture net income                                      (73,449)                 (123,142)
         Accounts receivable                                                               75,677                    79,506
         Accounts payable                                                                 196,658                   259,760
         Other, net                                                                       (24,658)                   81,514
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                 1,193,382                 1,543,808
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                              (422,629)                 (299,278)
     Payment of leasing commissions                                                      (189,328)                  (72,557)
     Proceeds from sale of property                                                            --                   365,400
     Payment of closing costs related to sale of property                                      --                   (24,372)
     Distribution from joint venture                                                           --                   521,600
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                        (611,957)                  490,793
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                             (1,843,694)                 (857,484)
     Cash distribution to General Partner                                                  (4,891)                   (8,036)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                    (1,848,585)                 (865,520)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                   (1,267,160)                1,169,081
Cash and cash equivalents, beginning of year                                            2,052,475                   368,015
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       785,315           $     1,537,096
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

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. Adoption of the Statement in the first quarter of 1996 had no effect on the Partnership's results of operations, liquidity and financial condition.

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

     Venture operations information:
                                                                     Three Months Ended                     Nine Months Ended
                                                                       September 30,                           September 30,
                                                                   1996             1995                  1996              1995
                                                                   ----             ----                  ----              ----

     Total income of venture                                $     465,585    $     478,526         $   1,346,746     $   1,452,241
     Net income of venture                                        129,203          149,575               281,630           472,168

     Venture balance sheet information:
                                                                       September 30,                         December 31,
                                                                           1996                                  1995
     Total assets                                                  $    11,549,208                        $    11,280,276
     Total liabilities                                                     739,300                                751,999


     The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $521,600.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

3.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                                                                     September 30,             December 31,
                                                                                         1996                      1995
     Deferred leasing commissions                                                 $     1,177,716           $       988,388
     Accumulated amortization                                                            (709,007)                 (628,194)
                                                                                  ---------------           ----------------
                                                                                          468,709                   360,194
     Deferred rent credits                                                                  9,929                    24,392
                                                                                  ---------------           ---------------
                                                                                  $       478,638           $       384,586
                                                                                  ===============           ===============

4.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership  related to the General
Partner or its affiliates are as follows:

                                                   Three Months Ended            Nine Months Ended               Unpaid at
                                                      September 30,                 September 30,              September 30,
                                                      -------------                 ------------               -------------
                                                 1996              1995         1996             1995              1996
                                                 ----              ----         ----             ----              ----

     Partnership management fee(a)         $     20,948     $      23,727    $    48,468     $    103,203     $     20,948
     Property management fee (b)(c)              11,792            13,761         35,156           44,292            7,894
     Reimbursement (at cost) of
      out-of-pocket expenses                     15,757            22,453         52,231           44,139           37,175
                                           ------------     -------------    -----------     ------------     ------------
                                           $     48,497     $      59,941    $   135,855     $    191,634     $     66,017
                                           ============     =============    ===========     ============     ============



(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.

(b)  Does not include  management fees attributable to the Partnership's  26.08%
     interest in the Westford  Office Venture of $3,501 and $3,613 for the three months ended  September  30, 1996 and 1995,  respectively,  and $10,499 and
     $11,026  for  the  nine  months   ended   September   30,  1996  and  1995,
     respectively.

(c) Does not include on-site property management fees earned by independent management companies of $24,411 and $28,108 for the three months ended
     September 30, 1996 and 1995, respectively, and $74,170 and $87,909 for the nine months ended September 30, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


5.   SUBSEQUENT EVENT

     On November 15, 1996, the Partnership paid a distribution of $215,407 to limited partners and $2,118 to the General Partner.

            CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaled $785,315 and $461,967, respectively. The Partnership's cash and cash equivalents were available for working capital requirements, cash reserves and distributions to partners. The Partnership paid the first quarter 1996 cash distribution of $182,451 or $4.65 per Unit on May 15, 1996, the second quarter cash distribution of $196,576 or $5.01 per Unit on August 15, 1996, and the third quarter cash distribution of $215,407 or $5.49 per Unit on November 15, 1996. The cash distributions were representative of each quarter's adjusted cash from operations, inclusive of adjustments to cash reserves. The Partnership's distributions from operations for the remainder of the year should reflect actual operating results subject to changes in reserves for liabilities or leasing risk.

     Lake Point's adjusted cash from operations for the third quarter of 1996 totaled approximately $123,000 after $127,000 of leasing commissions and tenant improvements, (including utilization of $20,000 of cash reserves to cover a portion of the third quarter leasing cost). A scheduled plumbing project, budgeted at $33,000, will be completed during the fourth quarter and approximately $50,000 to $60,000 of leasing costs related to leases signed in the third quarter will be incurred in the fourth quarter. The 1996 leasing plan has been completed with no remaining leasing exposure for 1996. The property is 100% occupied at September 30, 1996. During the third quarter, one of the property's major tenants assigned its lease to a successor company without the Partnership's consent. The Partnership's property manager is currently reviewing the situation to ensure that there is no major effect from this change on the property's operations.

     Woodlands Plaza generated $75,000 of adjusted cash from operations for the third quarter of 1996 after approximately $19,500 of leasing costs and an addition to cash reserves of $21,000. Two tenants, representing a total of 16,590 square feet, or 23% of net rentable area, renewed during the third quarter, eliminating the remaining 1996 leasing exposure. The Partnership estimated another $25,000 of expenditures in the fourth quarter to complete tenant improvements for third quarter renewing tenants. The property was 98.5% occupied at September 30, 1996.

     At Westford Corporate Center, adjusted cash from operations for the third quarter was $270,000 ($70,400 attributable to the Partnership's interest). The property remains 100% occupied. No capital expenditures have been planned for the year. During the first quarter, a portion of the 1995 capital expenditures was reimbursed by the tenants. In addition, adjustments were made to reduce other income (and the portion of account receivable representing 1995 tenant reimbursement billings) based on the final calculation of actual 1995 tenant reimbursable operating expenses. The 1996 estimated billings for tenant expense reimbursement are based on the annual budget.


RESULTS OF OPERATIONS

     Generally, decreases in the income statement accounts are the result of the sales of the remaining buildings of Westside Industrials. Buildings #3, 4 and 5, sold on December 26, 1995, were fully occupied in the first quarter of 1995. Building #6, sold on April 27, 1995, was vacant in 1995. For the nine months ended September 30, 1995, Westside Industrials accounted for approximately $152,000 of rental income, $17,000 of other income, $81,000 of property operating expenses, $15,000 of general and administrative expenses and $31,000 of depreciation and amortization. For the three months ended September 30, 1995, Westside Industrials accounted for approximately $51,000 of rental income, $7,000 of other income, $27,000 of property operating expenses, $3,000 of general and administrative expenses and $9,000 of depreciation and amortization. The following analytical comments have been limited to the Partnership's remaining properties.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




     Rental income increased for the three months and decreased for the nine months ended September 30, 1996, as compared with the same periods in 1995. The decrease for the nine months was the result of lease termination fees recorded in the second quarter of 1995 for Woodlands Plaza. Exclusive of the lease termination fees, rental income increased at Woodlands Plaza for the three and nine months due to a rise in leased space. Rental income at Lake Point increased approximately $16,000 and $82,000 for the three and nine months, respectively, due to the renewal of a tenant in the fourth quarter of 1995 with new terms, including a higher base rental rate and a lower expense reimbursement requirement, and the timing of tenant occupancies during the first quarter of 1995 versus 1996.

     The decrease in other income for the three and nine months ended September 30, 1996, as compared with the same periods of 1995, was primarily the result of lower expense charge-back billings at Woodlands Plaza due to lower property tax expense coupled with higher base years on 1995 leases.

     Interest income decreased for the three and nine months ended September 30, 1996, as compared with the same periods of 1995, due to a lower average cash balance and a slight decrease in interest rates from the prior year. For a portion of 1995, the cash balance included funds received from the sale of Westside building #6 and Woodlands Plaza lease termination fees.

     Property operating expenses increased for the three and nine months ended September 30, 1996. Cleaning and utility expenses increased at Lake Point due to a change in a tenant's lease upon renewal to a "full service lease" effective November 1, 1995, and at Woodlands Plaza due to higher occupancy. Offsetting the expense increase at Woodlands Plaza for the nine months was a decrease in property tax expense due to lower accrual estimates. Additionally, maintenance and repairs and management fees decreased at Woodlands Plaza for the nine months, primarily as a result of nonrecurring maintenance projects in 1995, including painting of the vending lounge, and management fees earned on lease termination fees in 1995. Property operating expenses increased for the three months at Woodlands Plaza as a result of a $20,000 property tax refund received in the third quarter of 1995.

     The decrease in general and administrative for the nine months ended September 30, 1996, as compared with the same period of 1995, was the result of a net decrease in the provision for doubtful accounts coupled with a nonrecurring appraisal fee for Woodlands Plaza in 1995.

     The decrease in fees and reimbursements to affiliates for the three and nine months ended September 30, 1996, as compared with the same periods of 1995, was due to a decrease in the partnership management fee as a result of a drop in adjusted cash from operations. Adjusted cash from operations was impacted by a higher level of capital improvements and leasing costs in 1996 as well as lease termination fees received in 1995.

     Depreciation and amortization decreased for the three and nine months ended September 30, 1996, as compared with the same periods in 1995, due primarily to accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands Plaza in 1995. Partially offsetting the decrease was an increase in depreciation and amortization at Lake Point due to new tenant improvements and leasing commissions incurred during the second quarter of 1995.

     The gain on sale was the result of the sale of building #6 of the Westside property in April 1995.

     The joint venture net income decreased for the three and nine months ended September 30, 1996, as compared with the same periods in 1995. Revenue declined as the result of a lower base rental rate for the replacement tenant of a tenant that

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




vacated in December 1995. In the first quarter of 1996, an adjustment was made that reduced other income because the actual recovery of operating expenses and taxes from tenants for 1995 was lower than estimated. Property operating expenses in 1996 increased due to increase in snow removal costs, as a result of a harsh winter, and costs for an HVAC project. In addition, a landscaping project capitalized in 1995 was reclassed to an expense account in 1996.


                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1995                                          1996
                                          ------------------------------------------------       ----------------------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31        At 3/31       At 6/30     At 9/30
1.   Woodlands Plaza II
     Office Building
     St. Louis, Missouri                      94%          90%          79%          75%             95%          99%          99%

2.   Westside Industrials
     (formerly Interpark)
     Phoenix, Arizona (a)                     80%         100%         100%          N/A             N/A          N/A          N/A

3.   Lake Point I, II, III
     Service Center
     Orlando, Florida                        100%         100%         100%          98%            100%         100%         100%

4.   Westford Corporate Center
     Westford, Massachusetts (b)             100%         100%         100%         100%            100%         100%         100%

     An "N/A" indicates the property was not owned by the Partnership at the end of the quarter.

(a) On April 27, 1995, Westside Industrials sold building #6, reducing square footage from 63,080 to 50,480. The remaining three buildings were sold on December 26, 1995.

(b) The partnership owns a 26.08% interest in the Westford Office Venture which owns the Westford Corporate Center.

                                        9

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)



PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules

     (b) No Form 8-Ks were filed during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         CONNECTICUT GENERAL EQUITY PROPERTIES-I
                         LIMITED PARTNERSHIP


                         By: Connecticut General Realty Resources, Inc. - Third,
                             General Partner





Date: November 8, 1996   By: /s/ John D. Carey
      ----------------       -----------------
                             John D. Carey, President
                             (Principal Executive Officer)



Date: November 8, 1996   By: /s/ Josephine C. Donofrio
      ----------------       -------------------------
                             Josephine C. Donofrio, Controller
                             (Principal Accounting Officer)