Form 10-K
period 1996-12-31
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1997-03-28
CIK 733460

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                          TABLE OF CONTENTS


PART I                                                                                                             PAGE
Item  1.            Business                                                                                         3
Item  2.            Properties                                                                                       6
Item  3.            Legal Proceedings                                                                               10
Item  4.            Submission of Matters to a Vote of Security Holders                                             10


PART II

Item  5.            Market for Registrant's Common Equity and Related Security Holder Matters                       10
Item  6.            Selected Financial Data                                                                         11
Item  7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                            12
Item  8.            Financial Statements and Supplementary Data                                                     19
Item  9.            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                                            42

PART III

Item 10.            Directors and Executive Officers of the Registrant                                              42
Item 11.            Executive Compensation                                                                          45
Item 12.            Security Ownership of Certain Beneficial Owners and Management                                  45
Item 13.            Certain Relationships and Related Transactions                                                  45

PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                46

SIGNATURES                                                                                                          49



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

     A total of 39,236.25 Units was sold to the public prior to the offering's termination on December 31, 1985. The holders of 12,314 Units were admitted to the Partnership in 1984; the holders of 23,381.75 Units were admitted in 1985; and on January 2, 1986, the holders of the 3,540.5 remaining Units were admitted to the Partnership. From the 39,236.25 Units sold, the Partnership received net proceeds of $35,602,279. The holders of Units ("Unit Holders" or "Limited Partners") of the Partnership share in the ownership of the Partnership's real property investments according to the number of Units held. Subsequent to admittance to the Partnership, no Unit Holder has made any additional capital contribution. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

     The Partnership is engaged in passive activities and therefore investors are subject to the applicable provisions of the Internal Revenue Service Code and Regulations. Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities." Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

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

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2013. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from nine to twelve years after acquisition. The Partnership sold Courtyard Shopping Center, located near Chicago in Villa Park, Illinois, on January 11, 1990. The Partnership sold Westside Industrials located in Phoenix, Arizona as follows: two of the six buildings (42,480 of the 105,560 square feet) on April 15, 1994; one additional building (12,600 square feet) on April 27, 1995; and the remainder of the project on December 26, 1995. Reference is made to Item 8 for further descriptions of the sales.

     On January 10, 1997, the Partnership and Glenborough Properties, L.P. entered into an Agreement of Purchase and Sale (the "Purchase Agreement"). Under the terms of the Purchase Agreement, Glenborough Properties, L.P. will purchase all of the real estate assets of the Partnership for an aggregate purchase price of $14,554,000. Reference is made to Item 7 for a detailed discussion of the Purchase Agreement and the sale of the Partnership's real estate assets and subsequent liquidation of the Partnership.

     The Partnership has made the real property investments set forth in the following table:

 Name, Type of Property and         Purchase Price     Acquisition       Size (d)         Date of             Type of
          Location                    (a)(b)(c)          Fees and         sq. ft.        Purchase            Ownership
                                                         Expenses
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

(f) The Partnership owns a 26.08% interest in the joint venture partnership which owns the Westford Corporate Center. CIGNA Income Realty-I Limited Partnership ("CIR") is the co-venturer. CIR's general partner is an affiliate of the General Partner. The information shown represents the Partnership's share of the total investment.

(g)  The Partnership sold the Courtyard Shopping Center on January 11, 1990.

     Woodlands Plaza II is located in the West County office market of Greater St. Louis. Employment in the St. Louis region grew by 4.3%, a gain of 52,000 new jobs for 1996. The unemployment rate dropped again in 1996 to 4.7% from 4.8% in 1995, the lowest level in 20 years. The economy is fairly well diversified with health and education service industries providing the largest number of jobs. The growth industry appears to be the amusement and recreation industry as 1,400 new jobs were added in 1996. As the gaming industry continues to grow in St. Louis an additional 8,000 to 10,000 new jobs can be added over the next few years. The market quality index for St. Louis has dropped slightly from last year, reflecting in part the uncertainty of Boatmen's Bank, now that it is merging with NationsBank; McDonnell Douglas now that it is being acquired by Boeing; and the financial uncertainty of TWA. While the downtown St. Louis office market continues to struggle to keep its occupancy rate around 88%, the suburban office markets continue to flourish. The West County market contains almost 12 million square feet of space (which represents 29% of the metropolitan area supply) and is 96% leased. The Woodlands submarket of West County, where Woodlands Plaza II is located, comprises nine buildings containing just under 400,000 square feet and has an occupancy rate of 97.6%. Rents for space competing with Woodlands Plaza II are in the $15.50 to $17.00 range with tenant improvement packages in the $3.00 to $10.00 square foot range. Woodlands Plaza II ended the year 99% occupied, up significantly from the 75% at the close of 1995. Rental rates at Woodlands Plaza II are in line with the market.

     The Orlando metropolitan area is expected to sustain its steady growth in population and employment through the end of the decade. The two main sectors of growth are the trade and service industries. The industrial market continues to improve with rising occupancy and rental rates along with strong demand. Construction in the past several years has been limited to build to suit properties. The current level of demand and strong market indicators has recently led to some speculative building activity. In South Orlando, four speculative bulk distribution centers and one service center project have either begun construction or announced plans to begin construction over the next twelve months. Lake Point I, II and III is located in the Southern Orlando service center market which currently contains approximately 3.6 million square feet of service center/warehouse space. Vacancy for the submarket dropped from 10% at the close of 1995 to 7% in 1996 with net absorption reported at over 100,000 square feet.

     Lake Point, which has excellent site access and a desirable location close to the airport within the Lee Vista Center, was ahead of the market at 100%. Effective rental rates at the property are competitive with the market range of $5.50 to $9.50 per square foot dependent on grade level or dock-high space. Effective rents at the property range from approximately $5.25 to $8.50 per square foot. Lee Vista Center, a planned business park, is located approximately ten miles southeast of Orlando's central business district and approximately one mile north of the Orlando International Airport. Lake Point, which contains a single story office/industrial space with loading dock areas, is a unique product within the business park and therefore has limited direct competition. The business park contains mostly office buildings but also hotels, a daycare center and restaurants. The Orlando Airport service center market is made up of mostly warehouse or distribution space. In a recovering market, any development within Lee Vista Center is likely to be high-rise office, unlikely competition for Lake Point.

     Westford Corporate Center is located in the Boston submarket known as the Northwest Corridor, between Routes I-128 and I-495. Boston's overall employment growth slowed to 1.5% in 1996. Job creation in high-technology and mutual funds have continued, partially offset by layoffs in the manufacturing and banking industries, resulting in approximately 39,000 new jobs in the Boston area for 1996. The Boston economy continues to exhibit signs of stabilization, including declining vacancy rates in the retail, office and warehouse markets, a rise in hotel occupancies, and a drop in the unemployment rate. Growth in the Boston area is expected to diminish slightly over the next five years with employment growth averaging 1.2% between 1997 and 2001. Trade employment, which has expanded by 43,000 jobs over the last three years, will show growth of only 5,700 jobs per year through 2001. The Route 495 North market, which comprises
16.8 million square feet of research & development ("R&D") and office space, continued to report positive absorption in 1996, with a third quarter 1996 vacancy rate of approximately 12%, including subleased space, down from 1995. Leasing activity in 1996, totaling more than 950,000 square feet, was dominated by R&D properties, accounting for 90% of the net absorption. Average asking rents are approximately $12.75 per square foot for office space, and approximately $7.00 per square foot on a triple net basis for R&D space.

     Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2.

     The Partnership itself has no employees; however, the unaffiliated property managers engaged by CIGNA Investments, Inc. ("CII," formerly CIGNA Capital
Advisers, Inc.) on behalf of the Partnership maintain on-site staff. For a description of asset management services provided by CII and the terms of transactions between the Partnership and affiliates of the General Partner, see
Item 13 and the Notes to Financial Statements.

     The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1994, 1995 and 1996. Included in this calculation is the Partnership's interest in the gross revenues of the Westford joint venture. In each year, interest income accounted for the balance of gross revenues.

                                          1994           1995          1996
                                          ----           ----          ----

     1.  Woodlands Plaza II                 29%            36%           35%
         Office Building
         St. Louis, MO

     2.  Westside Industrials               12%             7%           N/A
         Phoenix, AZ (a)

     3.  Lake Point I, II, III              42%            40%           47%
         Service Center
         Orlando, FL

     4.  Westford Corporate Center          15%            15%           16%
         Westford, MA

(a) The Partnership sold two of the six buildings, representing 42,480 of the 105,560 square feet on April 15, 1994. An additional building, representing 12,600 square feet was sold on April 27, 1995. The remaining three buildings were sold on December 26, 1995.

Item 2.  Properties

     The Partnership owns directly and through a joint venture partnership the properties described in Item 1 herein. Reference is made to Items 1 and 8 for information on properties sold by the Partnership. The lease terms on the properties range from less than one year to ten years, with the majority being three to five years. Most of the leases contain provisions for one or more of the following: percentage rent, escalation and common area maintenance recaptures. Reference is made to the Notes to Financial Statements for information regarding minimum annual future rentals under existing leases and operating expense reimbursements. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

     On January 10, 1997, the Partnership entered into the Purchase Agreement to sell all of the Partnership's real estate assets. Reference is made to Item 7 for a detailed discussion of the Purchase Agreement and the sale of the Partnership's real estate assets.

     Woodlands Plaza II is a three-story suburban office structure situated on Lots 1, 2 and 3 of The Woodlands Business Park located in St. Louis, Missouri. The building was completed in July 1983 and sold to the Partnership in October 1984. The building design features exterior masonry construction and is divided into two separate buildings that overlook the Woodlands Lake. The building has approximately 72,276 square feet of net leasable area.

     The following table provides information on tenants that occupy 10 percent or more of Woodland Plaza II's net leasable area.

           Tenant                Square      Principal       Base Rent         Lease          Renewal           Other
                                 Footage     Business        Per Annum         Dates          Option         Information
1. Doane Agricultural            11,301    Agriculture         $189,288      08/01/96-          --               --
   Services Co.                                                              07/31/01

2. Dun & Bradstreet              11,101    Financial           $169,290      07/01/95-    1, 5 year ext.         --
                                           Services                          06/30/00         option

3. Moseby Year Book              14,048    Online              $224,772      02/09/96-    1, 5 year ext.         --
                                           Medical                           02/28/01         option
                                           Service



     The following table provides lease expiration information relative to Woodlands Plaza II.

             Year          Number of Leases      Square Footage      Annualized Base       Percentage of Total
                               Expiring                                    Rent                 Annualized
                                                                                                Base Rent
             1997                    3                6,897             $101,517                        9%

             1998                    1                2,941              $42,648                        4%

             1999                    3               14,828             $226,476                       21%

             2000                    5               19,742             $304,602                       28%

             2001                    2               25,349             $414,060                       38%


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

     The following table provides information on tenants that occupy 10 percent or more of Lake Point I, II, III's net leasable area.

          Tenant                Square        Principal      Base Rent         Lease          Renewal           Other
                               Footage        Business       Per Annum         Dates           Option        Information
1. Attorney's Title             27,360        Insurance       $382,515       07/31/87-           --         Step up rent,
   Insurance Fund                                                            02/28/07                       Full service

2. Alpha Flight Services        32,400         Catering       $188,508       02/01/89-     1,5 year ext.     Step up rent
                                                                             01/31/99          option

     The following table provides lease expiration information relative to Lake Point I, II, III.

      Year               Number of Leases    Square Footage       Annualized          Percentage of Total
                             Expiring                              Base Rent               Annualized
                                                                                           Base Rent
      1997                       1                1,836              $16,868                    1%

      1998                       3               22,184             $239,730                   22%

      1999                       3               36,360             $217,848                   20%

      2000                       1                5,040              $42,840                    4%

      2001                       1                4,320              $33,480                    3%

      2002                       1               10,806              $59,348                    5%

      2006                       1               12,278             $109,274                   10%

      2007                       1               27,360             $382,515                   35%


     The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1992, 1993, 1994, 1995 and 1996:

                   Woodlands Plaza II        Westside Ind. Park      Lake Point I, II, III         Westford
                      Office Bldg.            Phoenix, AZ (a)            Service Center        Corporate Center
                     St. Louis, MO                                        Orlando, FL          Westford, MA (b)

     1992
At 03/31                  77%                       97%                       86%                     60%
At 06/30                  73%                       97%                       86%                     60%
At 09/30                  84%                       97%                       85%                     60%
At 12/31                  84%                       97%                       85%                     60%

     1993
At 03/31                  87%                       97%                       88%                     60%
At 06/30                  80%                       74%                       88%                     60%
At 09/30                  90%                       67%                       94%                     60%
At 12/31                  81%                       67%                       93%                     75%

     1994
At 03/31                  81%                       67%                       90%                     75%
At 06/30                  78%                       100%                      83%                     85%
At 09/30                  84%                       85%                       89%                    100%
At 12/31                  92%                       80%                       89%                    100%

     1995
At 03/31                  94%                       80%                       100%                   100%
At 06/30                  90%                       100%                      100%                   100%
At 09/30                  79%                       100%                      100%                   100%
At 12/31                  75%                       N/A                       98%                    100%

     1996
At 03/31                  95%                       N/A                       100%                   100%
At 06/30                  99%                       N/A                       100%                   100%
At 09/30                  99%                       N/A                       100%                   100%
At 12/31                  99%                       N/A                       100%                   100%


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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of Unitholders during the fourth quarter of the fiscal year covered by this report. Reference is made to Item 7 for a description of an item currently under consideration by Unitholders for consent.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
     Matters

     As of March 3, 1997, there were approximately 3,681 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase Units.

     The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If the Partnership were classified as a PTP, (i) the Partnership may be taxed as a corporation and (ii) the passive activity rules of section 469 are applied separately with respect to items attributable to each publicly traded partnership. On November 29, 1995, the Internal Revenue Service ("IRS") issued the Final PTP Regulations under section 1.7704-1. The Final PTP Regulations are effective for the tax years beginning after December 31, 1995. However, a transition rule exists for partnerships that were engaged in an activity before December 4, 1995 and that does not add a substantial new line of business after that date. The Partnership qualifies for the transition rule and may continue to rely on Notice 88-75 for guidance through the end of 2005. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of the Partnership are not listed or quoted for trading on an established securities exchange. However, CIGNA Financial Partners ("CFP") will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if available. Frequent sales of Units utilizing these services could cause the Partnership to be deemed a PTP. The Partnership has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors. Although such a restriction could impair the ability of investors to liquidate their investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor.

     The Partnership declared quarterly cash distributions to Limited Partners for 1996 and 1995 as set forth in the following table:

                                                                                 CASH DISTRIBUTION PER UNIT
                             QUARTER             DATE PAID (A)                 1996                    1995
                             --------            -------------                 ----                    ----
                               1st               May 15                      $   4.65              $   5.01
                               2nd               August 15                       5.01                 13.71  (c)
                               3rd               November 15                     5.49                 10.02  (d)
                               4th               February 15                     6.69  (b)            37.31  (e)
                                                                             --------              --------
                                                                             $  21.84              $  66.05
                                                                             ========              ========

(a)  Quarterly distributions are paid 45 days following the end of the calendar quarter.
(b)  The fourth quarter distribution was paid on March 10, 1997.
(c)  Includes $8.70 per Unit from a partial sale of Westside Industrials.
(d)  Includes $4.84 per Unit from a lease termination fee received at Woodlands Plaza II.
(e)  Includes $28.31 per Unit from the sale of the remainder of Westside Industrials.

                                                                 10

     Reference is made to Item 6 for information on cash distributions paid to Limited Partners during 1996, 1995, 1994, 1993, and 1992.

     There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. Reference is made to Item 7 for a description of the proposed sale of the Partnership's real estate assets and subsequent liquidation. Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of Limited Partners.

Item 6.  Selected Financial Data (a)

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                              December 31, 1996, 1995, 1994, 1993, 1992
                                         (not covered by Report of Independent Accountants)

                                             1996               1995                1994                1993                1992
                                             ----               ----                ----                ----                ----
Total assets (b)                      $    14,366,946     $    15,779,061    $     15,886,403    $    18,116,233     $   18,841,802
Total income                                2,456,154           2,761,823           2,338,050          2,600,369          2,649,750


Net income (loss) (c)                         661,691           1,173,396            (232,492)           406,434         (2,651,499)
Net income (loss) per Unit (c)                  16.70               29.34               (7.08)             10.26             (66.90)

Cash distributions to
 limited partners (d)                       2,058,341           1,250,072           1,890,411          1,174,738          1,727,963
Cash distributions per Unit (d)                 52.46               31.86               48.18              29.94              44.04

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein. On January 10, 1997, the Partnership entered into the Purchase Agreement to sell all of the Partnership's real estate assets. Reference is made to Item 7 for a detailed discussion of the Purchase Agreement and the sale of the Partnership's real estate assets and subsequent liquidation.

(b) Total assets include Partnership's equity investment in joint venture. See the Notes to Financial Statements for a description of the joint venture.

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

(d)  Quarterly  distributions are usually paid and recorded in the Partnership's records 45 days  following  the end of the  calendar  quarter.  (The fourth quarter 1996 distribution was paid on March 10, 1997).  Cash  distributions to limited partners in 1996 include proceeds from the sale of the remaining three buildings of Westside Industrials.  Included in 1995 and 1994 are the
     proceeds  from the sale of Buildings #6 and Buildings #1 and #2 of Westside
     Industrials,   respectively.  Reference  is  made  to  Notes  to  Financial
     Statements  for a description  of payments to the State of  Connecticut  on behalf of limited partners.  These payments were charged to limited partner capital  accounts  and  have  not  been  included  as  part  of  the  above presentation.

                                                                 11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends, and known certainties. The Partnership cautions the reader that actual results could differ materially from those expected by the Partnership.

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

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate. Reference is made to Item 2 for significant tenant information and lease information. Reference is made to Item 5 for information on cash distributions to Limited Partners. Reference is made to Item 8 for a description of property sales.

     On November 8, 1996, the General Partner received an unsolicited contingency free offer from Koll General Partner Services ("Koll"), on behalf of the Glenborough Realty Trust Incorporated ("Glenborough"), to purchase all of the assets and liabilities of the Partnership as reflected in the Partnership's June 30, 1996 balance sheet for a purchase price of $13,000,000 or $331 per Unit, an amount equal to approximately 90% of the Partnership's net asset value as of December 31, 1995 ($366 per Unit adjusted for the sale of the Partnership's Westside Industrial Property located in Phoenix, Arizona). The Partnership's net asset value was based, in part, on valuations provided by CII and on an outside appraisal of the Westford Corporate Center. Both the Glenborough offer and the net asset value are gross numbers without a reduction for estimated sales costs. As part of the offer, Glenborough proposed that the Partnership pay Koll a 2% fee and the Partnership pay its share of closing costs. In addition Glenborough's offer to purchase the assets of the Partnership was conditioned upon the simultaneous purchase of the assets of CIR. The General Partner, on behalf of the Partnership, reviewed and analyzed the Koll offer and ultimately rejected it because it was based upon outdated valuations of the Partnership's properties. At that time, CII was in the process of preparing current valuations, and Koll requested the opportunity to resume discussions regarding a possible sale at such time as when the new valuations were prepared.

     On November 18, 1996, Everest Realty Investors, LLC, a California limited liability company ("Everest"), initiated a tender offer to Limited Partners to purchase up to 40% or 15,695 of the Units at a purchase price of $275 per Unit, less the amount of any distributions per Unit, if any, made by the Partnership to Limited Partners after any distribution from operations for the third quarter of 1996 and less any Partnership transfer fees (the "Everest Offer"). The Partnership recommended that Limited Partners reject the Everest Offer primarily for two reasons: (1) the General Partner believed that the price of $275 per Unit, less certain amounts, was inadequate, and (2) the Everest Offer was limited to 15,695 Units, representing only approximately 40% of outstanding Units. In reaching its determination, the General Partner considered a number of factors, including that the Partnership was negotiating with Glenborough for the possible sale of all of the real estate assets of the Partnership for a purchase price which would result in Limited Partners receiving an amount significantly higher than the Everest Offer price of $275 per Unit.

     Following the receipt of current valuations from CII, the Partnership resumed discussions with Koll and Glenborough on December 2, 1996 regarding the proposed sale of the Partnership's assets. During these negotiations, Glenborough agreed (i) to limit the purchase to the Partnership's real estate assets rather than all assets and liabilities, (ii) to increase its purchase price from its original offer of $13,000,000 for all of the Partnership's assets and liabilities to $14,554,000 for the Partnership's real estate assets only (the increase in the purchase price was based on market valuations conducted by CII as of December 1996), and (iii) to assume certain transaction costs, including a brokerage fee payable to Koll in an approximate amount of $247,631. On December 10, 1996, the Partnership and Glenborough executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale. On December 12, 1996, the Partnership informed Limited Partners that a letter of intent had been executed with Glenborough and again recommending the rejection of the Everest Offer. The Everest Offer expired on December 17, 1996, and, Limited Partners sold 369.75 Units or 0.94% of the outstanding Units to Everest.

     On January 10, 1997,  the  Partnership  and an  affiliate  of  Glenborough,
Glenborough Properties, L.P. ("Glenborough LP") entered into the Purchase Agreement. Under the terms of the Purchase Agreement, Glenborough LP will purchase all of the real estate assets of the Partnership (Lake Point I,II,III Service Center, Woodlands Plaza II Office Building, and the Partnership's joint venture interest in the Westford Corporate Center) for an aggregate purchase price of $14,554,000 (the "Sale").

     Under the Purchase Agreement, the consummation of the Sale is subject to the satisfaction of the following conditions: (i) the approval of the Sale and the Liquidation by the Board of Directors of the General Partner and the Board of Directors of the general partner of CIR, (ii) the requisite approval by the Partnership's Unitholders and the unitholders of CIR, (iii) the simultaneous consummation of the purchase by Glenborough LP of the CIR real estate assets,
(iv) Glenborough LP's satisfactory review of real estate surveys and title reports, (v) the issuance to Glenborough LP by a title company of an Owner's Title Insurance Policy for each of the properties, and (vi) the delivery by the Partnership, the Venture and CIR to Glenborough LP of appropriate instruments of conveyance and certain documents relating to the purchased properties.

     The Purchase Agreement contains representations and warranties with respect to the Partnership and the real estate properties which are generally customary in a transaction of this type. The Partnership has agreed to indemnify Glenborough LP from and against all costs, charges and expenses related to (i) the ownership, management and operation of the properties prior to the closing date, and (ii) the breach of any of the representations and warranties of the Partnership contained in the Purchase Agreement. In order for Glenborough LP to receive indemnification for breach of certain of the representations and warranties of the Partnership, Glenborough LP must make a written claim for such indemnification within one year of the closing. The General Partner will be solely responsible for any indemnity obligation arising under the Purchase Agreement relating to the breach of any of the representations and warranties of the Partnership contained in the Purchase Agreement.

     On January 24, 1997, the Board of Directors of the General Partner unanimously approved the Sale to Glenborough LP pursuant to the Purchase Agreement and the Liquidation, and directed that the Sale and liquidation be submitted to the Partnership's Unitholders for consent with the recommendation that Unitholders consent. The principal factors taken into consideration by the Board in approving the Sale and liquidation and in recommending that Unitholders consent thereto was that the Board concluded that the purchase price was a fair price to the Partnership and that it was an optimal time frame to sell all of the Partnership's properties.

     The Board concluded it was a fair price based on a number of factors. First, the purchase price was arrived at by arm's length negotiations, during the course of which Glenborough LP agreed to increase the price from $13,000,000 for all of the Partnership's assets and liabilities to $14,554,000 for only the Partnership's real estate assets (the Partnership's non-real estate assets, including accounts receivable and cash and cash equivalents on hand, will be liquidated and the proceeds distributed to Unitholders). Second, in addition to paying the increased purchase price, Glenborough LP agreed to pay Koll's brokerage fee of approximately $247,631 and to assume all closing costs, except for the Partnership's legal fees and expenses which are estimated at a maximum amount of $33,000. Third, because Glenborough LP's obligation to purchase under the Purchase Agreement is subject to fewer conditions than is often the case, the General Partner believes that it is far less likely that the Sale would not be consummated than is often the case. For example, the Sale is not subject to conditions such as an environmental review of the properties, or the ability of Glenborough LP to obtain satisfactory financing. Fourth, the purchase price represents a high percentage of market value (as determined by CII). Finally, the sale of all of the Partnership's properties at one time reduces transaction costs and administrative expenses, as well as future market risks. Although the sale of all of the Partnership's properties at one time reduces transaction costs, it is possible that if the properties were sold on an individual basis, the Partnership could realize a higher or lower return.

         The timing of the Sale is advantageous,  the Board  concluded,  because
(i) the markets in which the Partnership's properties operate have recovered substantially from the bottom of the cycle which occurred after their acquisition by the Partnership, (ii) all of the Partnership's properties have relatively stable operations, (iii) real estate capital markets are active, (iv) Woodlands Plaza Office Building and Lake Point I, II, III Service Center have relatively low leasing risk with major tenant rollover scheduled in 3 to 5 years and the Partnership had previously identified both of these properties for a possible sale in 1997, (v) if the Westford Corporate Center is not sold at this time, such property would most likely have to be held by the Westford Office Venture until after 1999 or 2000 at which time new leases for this property are expected to be obtained, and (vi) the sale of all of the Partnership's properties is within the original projected ownership time-frame of the Partnership.

     Based on the terms of the Purchase Agreement, the date of the closing will occur on the 5th calendar day after the Partnership receives consent from the Partnership's Unitholders and CIR's unitholders, respectively, for the Sale and subsequent Partnership liquidation. On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Unitholders of record as of the close of business on March 3, 1997, in connection with the solicitation of consents (the "Solicitation") to (i) the proposed sale of all of the real estate assets of the Partnership to Glenborough LP pursuant to the Purchase Agreement, and (ii) the dissolution and liquidation of the Partnership thereafter. The Sale must be approved by at least a majority of the issued and outstanding Units. The Solicitation expires April 15, 1997, unless extended by the General Partner in its sole discretion. If the Partnership fails to receive the requisite consents, then the Partnership will continue with its present objective of maximizing the return to Unitholders by actively managing and operating its properties over a short holding period. In that event, the Partnership's properties will be sold individually as previously planned.

     Any remaining accounts receivable and accounts payable of the Partnership after the Sale will be transferred to the General Partner for an amount equal to the face value of such accounts receivable less the amount of such accounts payable being assumed by the General Partner. The General Partner estimates that the net proceeds from the Sale (after deduction of estimated expenses of the Sale in a maximum amount of $33,000) when added to the net cash from the transfer of the remaining assets of the Partnership to the General Partner will be approximately $15,100,000 or an average amount of $386 per Unit. The General Partner estimates that the Partnership liquidation, including the distribution of the net proceeds of the Sale along with the net cash value of the remaining assets of the Partnership to the Unitholders, will be completed within sixty days after the consummation of the Sale.

     The actual amount distributed per Unit may vary from one Unitholder to another depending on the original admission date of the Limited Partner's Unit. The date of admission to the Partnership may cause the actual amounts distributed per Unit to vary among Unitholders. During the Partnership's offering period Limited Partners were admitted to the Partnership on a monthly basis and during this period, cash distribution amounts and income and loss allocations were applied to limited partner's capital accounts monthly, beginning in the month of admission. In general, the earlier a Limited Partner was admitted to the Partnership, the more cash distributions the Limited Partner would have received and the lower a Limited Partner current capital account balance will be. The liquidating distribution will vary based upon ending capital account balances. For Units with the earliest possible admission date, the minimum amount of the distribution has been estimated at approximately $368, whereas for Units with the latest possible admission date, the distribution has been estimated to be approximately $419.

     The Partnership estimates that the Sale of the Partnership's properties will result in a tax loss of approximately $3,600,000 to the Partnership or approximately $91 of tax loss per $1,000 Unit. The Sale, if achieved, will result in a gain of approximately $1,100,000 to the Partnership under generally accepted accounting principles.

Results of Operations

Results - 1996 Compared with 1995

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses and fees and reimbursements to affiliates and exclusive of the Partnership's share of the joint venture), decreased in 1996 to approximately $1,237,000 versus approximately $1,407,000 in 1995.

     Net operating income decreased $91,000 as a result of the sales of the remaining buildings of Westside Industrials. Buildings #3, 4 and 5, 100% occupied during 1995, were sold on December 26, 1995. Building #6, vacant during 1995, was sold on April 27, 1995.

     Woodlands Plaza's net operating income decreased by approximately $107,000 in 1996 compared with 1995 because of $230,000 of lease termination fees collected in 1995. Exclusive of lease termination fees, net operating income increased due to an increase in occupancy.

     At Lake Point, net operating income increased approximately $26,000 in 1996. Rental income increased due to the timing of tenant occupancies in 1996 compared with 1995 and the renewal of a tenant in the fourth quarter of 1995 with a higher base rental rate. The renewal was based on a "full service" rate, which generally means that the tenant pays a higher base rent but has no expense reimbursement requirement. Cleaning and utility expenses increased as a result of the "full service" lease. In addition, Lake Point experienced an increase in the provision for doubtful accounts due to a problem tenant.

     The remaining change in net operating income from 1995 to 1996 represents a decrease in Partnership management fees and interest income offset by an increase in legal costs. Management fees decreased as a result of a drop in adjusted cash from operations. Legal and mailing costs were incurred in 1996 in response to a tender offer. Interest income decreased due to lower interest rates.

     Rental income decreased approximately $199,000 for the year ended December 31, 1996, as compared with 1995, as a result of the sale of the remaining buildings of Westside Industrials in 1995. Rental income decreased at Woodlands Plaza by approximately $110,000, primarily as a result of $230,000 of lease termination fees collected in 1995. Exclusive of the lease termination fees, rental income increased at Woodlands Plaza due to an increase in occupancy.
Rental income increased $85,000 at Lake Point due to the timing of new tenant occupancies in 1996 compared with 1995 and the renewal of a tenant in the fourth quarter of 1995 with new terms, including a higher base rental rate and no expense reimbursement requirement.

     Other income decreased approximately $29,000 for the year ended December 31, 1996, as compared with 1995, after deducting the $24,000 decrease attributable to the sale of the remaining Westside Industrials buildings. The decrease was primarily the result of lower expense charge-back billings at Woodlands Plaza due to lower property tax expense.

     Interest income decreased for the year ended December 31, 1996, as compared with 1995, primarily due to a lower average cash balance and a slight decrease in interest rates. For a portion of 1995, the cash balance included funds received from the sale of Westside building #6 and Woodlands Plaza lease termination fees.

     Property operating expenses increased approximately $7,000 for the year ended December 31, 1996, as compared with 1995, after considering the $103,000 decrease related to the sale of the remaining Westside Industrials buildings. Cleaning and janitorial expenses and utility expense increased at Lake Point due to a change in a tenant's lease upon renewal to a "full service" lease (effective November 1, 1995), and at Woodlands Plaza due to higher occupancy. Offsetting the expense increases were decreases in Woodland Plaza's expenses for: (a) property tax expense due to a lower assessment, (b) maintenance and repairs as a result of nonrecurring painting projects in 1995, and (c) management fees (1995 included fees earned on lease termination fees collected in 1995).

     General and administrative expense increased approximately $43,000 for the year ended December 31, 1996, as compared with 1995, after considering the Westside Industrials' decrease of $30,000. Legal and mailing costs were incurred in 1996 in response to a tender offer. Lake Point had an increase in the provision for doubtful accounts because of a tenant that vacated its space. The tenant subsequently assigned the space to one of its affiliate companies without the Partnership's permission. The Partnership determined that the replacement tenant was not appropriate for the center and the tenant was requested to surrender the space and compensate the Partnership for past due rent as well as damages to the building. The provision was established due to the unknown current standing of the tenant or its affiliate. Offsetting a portion of the increase at Lake Point was a decrease in the provision at Woodlands Plaza as a result of a recovery of a previously reserved receivable.

     The decrease in fees and reimbursements to affiliates for the year ended December 31, 1996, as compared with 1995, was primarily due to a decrease in the partnership management fee as a result of a drop in adjusted cash from operations. Adjusted cash from operations was impacted by a higher level of capital improvements and leasing costs in 1996, as well as the lease termination fees received in 1995. In addition, asset management fees decreased as 1995 included fees relating to Westside Industrials.

     Depreciation and amortization decreased approximately $125,000 for the year ended December 31, 1996, as compared with 1995, excluding the $41,000 decrease relating to Westside Industrials. The decrease was primarily the result of accelerated depreciation and amortization of assets associated with vacated tenants at Woodlands Plaza in 1995. Partially offsetting the decrease was an increase in amortization at Lake Point due to leasing commissions incurred in the fourth quarter of 1995 and throughout 1996.

     The gains on sale of property in 1995 were the result of the Westside Industrials sales of building #6 in April 1995 and buildings #3, #4 and #5 in December 1995.

     The net income from joint venture operations decreased for the year ended December 31, 1996, as compared with 1995. Revenue declined as the result of a lower base rental rate for the replacement tenant of a tenant that vacated in December 1995. In 1996, an adjustment was made that reduced other income because the actual recovery of operating expenses and taxes from tenants for 1995 was lower than estimated. Property operating expenses in 1996 increased due to an increase in snow removal costs, as a result of an extreme winter, and costs for an HVAC project. In addition, a landscaping project capitalized in 1995 was reclassed to an expense account in 1996.

Results - 1995 Compared with 1994

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

     At Westside Industrials, net operating income was lower in 1995 than 1994 by approximately $66,000. Revenues declined in 1995 because of the sale of buildings #1 and #2 in April 1994 and the loss of three unreplaced tenants in the second half of 1994 occupying 12,600 square feet. In addition, 1994 revenues included the residual of a 1993 lease termination fee. Offsetting the decline in revenue was a reduction in property operating expenses because of the property sale and because of the nonrecurring exterior painting and landscaping projects completed in 1994.

     A majority of the balance of the change in net operating income from 1994 to 1995 represents Partnership management fees and interest income. Management fees are based on adjusted cash from operations, which increased in 1995.

     Rental income increased by approximately $360,000 for the year ended December 31, 1995, as compared with 1994, as a result of the tenant changes at each of the Partnership's properties. Rental income at Woodlands increased approximately $348,000 for the year due to revenues generated by extensive leasing activity at the property during 1994 and three lease termination fees totaling $230,000 received during 1995. At Westside, rental income decreased approximately $104,000 due to the sale of buildings #1 and #2 in April 1994 and the loss of unreplaced tenants occupying 12,600 square feet in the latter half of 1994. In addition, Westside's 1994 revenue included the residual of a 1993 lease termination fee. Rental income at Lake Point increased approximately $116,000 for the year due to an increase in scheduled rent resulting from leasing activity.

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

Inflation

     With inflation at a low rate during 1996, 1995, and 1994, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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


Item 8.  Financial Statements and Supplementary Data

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                                                INDEX
                                                                                                                           PAGE
Report of Independent Accountants                                                                                           20
Financial Statements:
     Balance Sheets, December 31, 1996 and 1995                                                                             21
     Statements of Operations, For the Years Ended December 31, 1996, 1995 and 1994                                         22
     Statements of Partners' Capital (Deficit), For the Years Ended December 31, 1996, 1995 and 1994                        23
     Statements of Cash Flows, For the Years Ended December 31, 1996, 1995 and 1994                                         24
     Notes to Financial Statements                                                                                          25

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1996                                                      31


Schedules not filed:
     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       Unconsolidated Venture

                                                       Westford Office Venture

                                                                INDEX
                                                                                                                           PAGE

Report of Independent Accountants                                                                                           33
Financial Statements:
     Balance Sheets, December 31, 1996 and 1995                                                                             34
     Statements of Operations, For the Years Ended December 31, 1996, 1995 and 1994                                         35
     Statements of Partners' Capital, For the Years Ended December 31, 1996, 1995 and 1994                                  36
     Statements of Cash Flows, For the Years Ended December 31, 1996, 1995 and 1994                                         37
     Notes to Financial Statements                                                                                          38

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1996                                                      41


Schedules not filed:
     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                        Report of Independent Accountants


To the Partners of
 Connecticut General Equity Properties-I
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Equity Properties-I Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 4, on March 25, 1997, the Partnership sent a Consent Solicitation Statement to the Limited Partners for approval of the sale of all real estate assets of the Partnership, and the subsequent dissolution and liquidation of the Partnership.


Price Waterhouse LLP
Hartford, Connecticut
March 27, 1997

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                                           Balance Sheets

                                                     December 31, 1996 and 1995


                                                               ASSETS                   1996                       1995
Property and improvements, at cost:
     Land and improvements                                                        $     2,533,388           $     2,533,388
     Buildings                                                                         11,983,616                11,904,091
     Tenant improvements                                                                3,258,274                 2,872,782
                                                                                  ---------------           ---------------
                                                                                       17,775,278                17,310,261
     Less accumulated depreciation                                                      7,362,741                 6,783,301
                                                                                  ---------------           ---------------
              Net property and improvements                                            10,412,537                10,526,960

Equity investment in unconsolidated joint venture                                       2,794,009                 2,679,392
Cash and cash equivalents                                                                 595,103                 2,052,475
Accounts receivable (net of allowance of $27,143 in 1996
 and $6,535 in 1995)                                                                       49,788                   107,677
Other assets                                                                               12,093                    27,971
Deferred charges, net                                                                     503,416                   384,586
                                                                                  ---------------           ---------------
              Total                                                               $    14,366,946           $    15,779,061
                                                                                  ===============           ===============

                                             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Accounts payable and accrued expenses (including $44,611
       in 1996 and $32,837 in 1995 due to affiliates)                             $       185,114           $       161,220
     Tenant security deposits                                                              66,859                    86,457
     Unearned income                                                                       48,897                    61,649
                                                                                  ---------------           ---------------
              Total liabilities                                                           300,870                   309,326
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                            172,095                   165,478
         Cumulative cash distributions                                                   (174,149)                 (167,140)
                                                                                  ---------------           ---------------
                                                                                           (1,054)                     (662)
                                                                                  ---------------           ---------------
     Limited partners (39,236.25 Units):
         Capital contributions, net of offering costs                                  35,602,279                35,602,279
         Cumulative net income                                                          4,355,610                 3,700,536
         Cumulative cash distributions                                                (25,890,759)              (23,832,418)
                                                                                  ---------------           ---------------
                                                                                       14,067,130                15,470,397
                                                                                  ---------------           ---------------
              Total partners' capital                                                  14,066,076                15,469,735
                                                                                  ---------------           ---------------
              Total                                                               $    14,366,946           $    15,779,061
                                                                                  ===============           ===============



                             The Notes to Financial  Statements  are an integral part of these statements.

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                                      Statements of Operations

                                        For the Years Ended December 31, 1996, 1995 and 1994



                                                                                  1996                1995                  1994
                                                                                  ----                ----                  ----
Income:
     Base rental income                                                      $   2,211,208       $   2,435,302      $    2,075,169
     Other operating income                                                        203,892             257,244             209,731
     Interest income                                                                41,054              69,277              53,150
                                                                             -------------       -------------      --------------
                                                                                 2,456,154           2,761,823           2,338,050
                                                                             -------------       -------------      --------------
Expenses:
     Property operating expenses                                                   867,608             964,050             981,864
     General and administrative                                                    154,928             142,119             151,281
     Fees and reimbursements to affiliates                                         196,670             249,135             181,076
     Depreciation and amortization                                                 689,874             856,048             769,621
     Loss due to impairment of assets                                                   --                  --             835,000
                                                                             -------------       -------------      --------------
                                                                                 1,909,080           2,211,352           2,918,842
                                                                             -------------       -------------      --------------

         Net partnership operating income (loss)                                   547,074             550,471            (580,792)

Other income:
     Gain on sale of property                                                           --             464,957             245,873
     Equity interest in joint venture net income                                   114,617             157,968             102,427
                                                                             -------------       -------------      --------------

         Net income (loss)                                                   $     661,691       $   1,173,396      $     (232,492)
                                                                             =============       =============      ==============


Net income (loss):
     General Partner                                                         $       6,617       $      22,266      $       45,368
     Limited partners                                                              655,074           1,151,130            (277,860)
                                                                             -------------       -------------      --------------
                                                                             $     661,691       $   1,173,396      $     (232,492)
                                                                             =============       =============      ==============

Net income (loss) per Unit                                                   $       16.70       $       29.34      $        (7.08)
                                                                             =============       =============      ==============

Cash distributions per Unit                                                  $       52.48       $       31.88      $        48.19
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

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                              Statements of Partners' Capital (Deficit)

                                        For the Years Ended December 31, 1996, 1995 and 1994


                                                                  General                 Limited
                                                                  PARTNER                PARTNERS                  TOTAL
Balance (deficit) at December 31, 1993                      $     (49,524)           $   17,738,934          $   17,689,410

Cash distributions                                                 (8,337)               (1,890,972)             (1,899,309)

Net income (loss)                                                  45,368                  (277,860)               (232,492)
                                                            -------------            --------------          --------------

Balance (deficit) at December 31, 1994                            (12,493)               15,570,102              15,557,609

Cash distributions                                                (10,435)               (1,250,835)             (1,261,270)

Net income                                                         22,266                 1,151,130               1,173,396
                                                            -------------            --------------          --------------

Balance (deficit) at December 31, 1995                               (662)               15,470,397              15,469,735

Cash distributions                                                 (7,009)               (2,058,341)             (2,065,350)

Net income                                                          6,617                   655,074                 661,691
                                                            -------------            --------------          --------------

Balance (deficit) at December 31, 1996                      $      (1,054)           $   14,067,130          $   14,066,076
                                                            =============            ==============          ==============





















                             The Notes to Financial  Statements  are an integral part of these statements.

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                                      Statements of Cash Flows

                                        For the Years Ended December 31, 1996, 1995 and 1994


                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income (loss)                                            $        661,691        $      1,173,396          $     (232,492)
     Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Loss due to impairment of assets                                         --                      --                 835,000
       Gain on sale of property                                                 --                (464,957)               (245,873)
       Deferred rent credits                                                15,297                  50,990                  43,252
       Depreciation and amortization                                       689,874                 856,048                 769,621
       Equity interest in joint venture net income                        (114,617)               (157,968)               (102,427)
       Accounts receivable                                                  57,889                 (10,328)                 38,272
       Accounts payable and accrued expenses                                26,461                 (18,216)                (66,507)
       Other, net                                                          (16,472)                 88,662                 (35,936)
                                                                  ----------------        ----------------          --------------
         Net cash provided by operating activities                       1,320,123               1,517,627               1,002,910
                                                                  ----------------        ----------------          --------------

Cash flows from investing activities:
     Purchases of property and improvements                               (466,821)               (283,499)               (412,099)
     Payment of leasing commissions                                       (244,561)               (265,056)                (79,587)
     Proceeds from sale of property                                             --               1,540,400               1,115,100
     Payment of closing costs related to sale of property                       --                 (85,544)                (53,100)
     Distribution from joint venture partnership                                --                 521,600                      --
                                                                  ----------------        ----------------          --------------
         Net cash provided by (used in) investing activities              (711,382)              1,427,901                 570,314
                                                                  ----------------        ----------------         ---------------

Cash flows from financing activities:
     Cash distributions to limited partners                             (2,059,104)             (1,250,633)             (1,890,735)
     Cash distributions to General Partner                                  (7,009)                (10,435)                 (8,337)
                                                                  ----------------        ----------------          --------------
         Net cash used in financing activities                          (2,066,113)             (1,261,068)             (1,899,072)
                                                                  ----------------        ----------------          --------------

Net increase (decrease) in cash and cash equivalents                    (1,457,372)              1,684,460                (325,848)
Cash and cash equivalents, beginning of year                             2,052,475                 368,015                 693,863
                                                                  ----------------        ----------------          --------------
Cash and cash equivalents, end of year                            $        595,103        $      2,052,475          $      368,015
                                                                  ================        ================          ==============

Supplemental disclosure of non-cash information:
     Accrued purchase of property and improvements                $        --             $          1,804          $       43,019
                                                                  ================        ================          ==============









                             The Notes to Financial  Statements  are an integral part of these statements.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                          Notes to Financial Statements




1.   Organization

     Connecticut General Equity Properties-I Limited Partnership (the "Partnership"), a Connecticut limited partnership, was organized in November 1983 to own and operate commercial real estate. The general partner of the Partnership is Connecticut General Realty Resources, Inc.-Third (the "General Partner"). On March 25, 1997, the Partnership sent a Consent Solicitation Statement to the Limited Partners for approval of the sale of all real estate assets of the Partnership, and the subsequent dissolution and liquidation of the Partnership.

2.   Summary of Significant Accounting Policies

a) Basis of Presentation: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

b) Recent Accounting Pronouncement: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. Depreciation of assets to be disposed of is prohibited. On January 1, 1996, the Partnership adopted the Statement which had no impact on the Partnership's results of operations, liquidity and financial condition.

c)   Financial   Instruments:   Financial  instruments  subject  to  fair  value
     disclosure requirements are carried in the financial statements at amounts that approximate fair value.

d) Property and Improvements: Property and improvements were held for the production of income at December 31, 1995 and were held for sale as of December 31, 1996. Property and improvements held for the production of income are carried at depreciated cost less any write-downs to fair value. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the real property (15 to 39 years) and tenant improvements (respective lease terms). Property and improvements held for sale are carried at the lower of depreciated cost or fair value less costs to sell and are not depreciated.

e) Equity Investment in Unconsolidated Joint Venture: The Partnership uses the equity method of accounting with respect to its interest in the Westford Office Venture (the "Venture"), a joint venture partnership with an affiliated limited partnership.

f) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

g) Other Assets: Other assets include an insurance claim for a compressor failure at Woodlands Plaza at December 31, 1996 and a receivable from a tenant at Lake Point for reimbursement of tenant improvement costs at December 31, 1995.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued



h) Deferred Charges: Deferred charges consist of leasing commissions and rental concessions, which are being amortized using the straight-line method over the respective lease terms.

i) Partners' Capital: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

j) Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   Federal Income Tax Reporting

     The principal differences between generally accepted accounting principles and tax reporting is classification of syndication costs, differences in depreciation methods and impairment losses. The net effect of the adjustments as of December 31, 1996, 1995 and 1994, are summarized as follows:

                                                 1996                             1995                             1994
                                      ---------------------------      ---------------------------     ----------------------------

                                      Financial           Tax          Financial           Tax          Financial           Tax
                                      REPORTING        REPORTING       REPORTING        REPORTING       REPORTING       REPORTING
     Total assets                  $   14,366,946  $   22,800,520  $    15,779,061  $   24,096,319  $    15,886,403  $   24,728,396
     Partners' capital (deficit):
         General Partner                   (1,054)        (27,383)            (662)        (28,026)         (12,493)        (24,632)
         Limited partners              14,067,130      22,575,981       15,470,397      23,876,718       15,570,102      24,430,553
     Net income (loss) (a):
         General Partner                    6,617           7,652           22,266           7,041           45,368           4,438
         Limited partners                 655,074         757,604        1,151,130         697,000         (277,860)        439,328
     Net income (loss) per Unit (a):        16.70           19.53            29.34           17.76            (7.08)          11.20

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

4.   Investment Properties

     At December 31, 1996, the Partnership owned two commercial properties directly and a 26.08% interest in another through a joint venture with an affiliated partnership as follows: Woodlands Plaza II Office Building, St. Louis, Missouri, Lake Point I, II, III Service Center, Orlando, Florida and Westford Corporate Center, Westford, Massachusetts. Leases in effect are generally for a term of three to ten years. No mortgage debt was incurred in the purchase of the Partnership's properties. The properties were held for sale at December 31, 1996.

     On January 11, 1990, the Partnership sold the Courtyard Shopping Center for $6,445,363. The carrying value of the center at the time of sale was $5,666,874. After deducting closing costs of $233,808, the Partnership recorded a gain on the sale of $544,681.

     On April 15, 1994, the Partnership sold buildings #1 and #2 (totaling 42,480 square feet) of Westside Industrials for $1,115,100. The net proceeds to the Partnership were $1,062,000 after deducting closing costs. The two buildings had a carrying value of $816,127 and the Partnership recorded a gain of $245,873. On April 27, 1995, the Partnership sold

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued



building #6 (totaling 12,600 square feet) for a gross sales price of $365,400. The carrying value of the property was $257,629. After deducting closing costs of $24,372, the Partnership recorded a gain of $83,399. On December 26, 1995, the Partnership sold the remaining three buildings, #3, #4 and #5 for a gross sales price of $1,175,000. The net proceeds to the Partnership were $1,110,590. The buildings had a carrying value of $729,032 and the Partnership recorded a gain of $381,558.

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

     On December 10, 1996, the Partnership and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of all of the Partnership property and improvements (Lake Point Service Center, Woodlands Plaza Office Building, and the Partnership's joint venture interest in the Westford Corporate Center) for an aggregate purchase price of $14,554,000. On January 10, 1997, the Partnership and the Glenborough Properties, L.P. ("Glenborough LP"), an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

     Based on the terms of the Purchase Agreement, the date of the closing will occur on the 5th calendar day after the Partnership receives consent from the Partnership's Limited Partners for the sale of the Partnership's property and improvements and subsequent Partnership liquidation. On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Limited Partners. The
Partnership has fixed March 3, 1997 as the record date for determining the Unitholders entitled to notice of and to consent to the sale, the Purchase Agreement and the liquidation. The sale must be approved by at least a majority of the issued and outstanding Units. The Consent Solicitation Statement expires April 15, 1997.

     The Partnership has estimated that the net proceeds from the sale of the Partnership's property and improvements (after deduction of estimated expenses of approximately $33,000) when added to the net cash from the transfer of the remaining assets of the Partnership to the General Partner will be approximately $15,100,000 or an average amount of $386 per Unit. The Partnership has estimated that the liquidation will be completed within sixty days after the sale is completed.

5.   Venture Agreement

     The Partnership has a 26.08% interest in the Westford Office Venture, which owns the Westford Corporate Center, an office and research/development facility. The general partner of the Partnership's joint venture partner is an affiliate of the General Partner.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued



     Summary financial information for the Venture as of and for the years ended December 31, 1996, 1995 and 1994 follows:

                                  1996               1995                1994
                                  ----               ----                ----

     Total assets          $   11,712,625     $   11,280,276      $  12,671,892
     Total liabilities            744,867            751,999            749,320

     Total income               1,843,202          1,911,290          1,686,829
     Net income                   439,481            605,705            392,741

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

     The Venture paid a distribution to the venturers of $2,000,000 in 1995, of which the Partnership's share was $521,600. No distributions were made by the Venture in 1996 or 1994.

6.   Deferred Charges

     Deferred charges at December 31, 1996 and 1995 consist of the following:

                                         1996                       1995
                                         ----                       ----

     Deferred leasing commissions     $  1,232,949              $    988,388
     Accumulated amortization             (738,628)                 (628,194)
                                      ------------              ------------
                                           494,321                   360,194
     Deferred rent credits                   9,095                    24,392
                                      ------------              ------------
                                      $    503,416              $    384,586
                                      ============              ============

7.   Leases

     All of the properties have leases currently in effect which are accounted for as operating leases. The majority have terms which range from three to five years. Following is a schedule of minimum annual future rentals based upon non-cancelable leases currently in effect, excluding tenant renewal options (does not include leases relative to the Partnership's interest in the Westford Office Venture).

         Year ending December 31:

              1997                             $   2,160,578
              1998                                 2,026,548
              1999                                 1,611,146
              2000                                 1,261,262
              2001                                   807,674
              Thereafter                           3,185,111

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued



     Certain of the leases contain provisions whereby tenants pay their pro rata share of any increases in common area maintenance, taxes and operating expenses over base period amounts. Pursuant to such provisions, the Partnership earned $195,505 in 1996, $244,671 in 1995 and $202,036 in 1994. These amounts are included as other income in the Statement of Operations.

     Generally, a portion of the net leasable area for commercial real estate properties is occupied by significant tenants (occupying 10 percent or more of net leasable area). Significant tenant information for the Partnership's investment properties, including the property owned through a joint venture, is as follows: Woodlands Plaza - three tenants occupy 50% of net leasable area and account for 54% of gross rental revenue; Lake Point - two tenants occupy 44% of net leasable area and account for 52% of gross rental revenue; Westford - two tenants occupy 100% of the net leasable area and account for 100% of gross rental revenue. Any loss of a significant tenant could have a material adverse effect on the Partnership's results of operations. Although an uncertainty exists relative to the replacement of a tenant upon early termination, the revenue effect of an early termination of a significant tenant is tempered by the potential for termination fees, and is therefore not likely to be material to the Partnership's liquidity or financial condition.

8.   Transactions with Affiliates

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1996, 1995 and 1994 are:

                                       1996             1995             1994
                                       ----             ----             ----

 Partnership management fee(a)    $     80,107     $    124,050    $     80,512
 Property management fees(b)(c)         47,044           55,633          45,019
 Printing                               17,626           13,504          11,407
 Reimbursement (at cost) for
  out of pocket expenses                51,893           55,948          44,138
                                  ------------     ------------    ------------
                                  $    196,670     $    249,135    $    181,076
                                  ============     ============    ============

(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.

(b) Does not include property management fees earned by independent management companies of $98,900, $112,749 and $95,063 for 1996, 1995 and 1994,
     respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

(c) Does not include management fees earned by an affiliate of $14,002, $14,577 and $13,210 attributable to the Partnership's 26.08% interest in the Westford Office Venture for the years ended December 31, 1996, 1995 and 1994, respectively.

9.   Partners' Capital

     During 1991, the State of Connecticut enacted income tax legislation, a part of which affected partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and are subject to Connecticut tax. The Partnership had elected to pay the tax due on the limited partners' share of portfolio

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued



income in 1995 and, therefore, paid tax due of $763 directly to the State of Connecticut in April 1996 for the 1995 Form CT-G Connecticut Group Income Tax Return. This amount was treated as a reduction of partners' capital and reported as a distribution in 1995.

10.   Partnership Agreement

      Pursuant to the terms of the Partnership Agreement, net income or loss and cash distributions from operations, as well as any net losses arising from the sale or disposition of investment properties are to be allocated 1% to the General Partner and 99% to the Limited Partners. Cash distributions are allocated to the Partners following the receipt by an affiliate of the General Partner of a partnership management fee of 9% of "Adjusted Cash From Operations," as defined in the Partnership Agreement.

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

11.   Subsequent Events

      On March 10, 1997, the Partnership paid a cash distribution of $262,492 to the limited partners and $3,199 to the General Partner.


                                                                                                                        SCHEDULE III

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                              Real Estate and Accumulated Depreciation

                                                          December 31, 1996



                                                                                          Costs
                                                                                  Capitalized Subsequent
                                       Initial Cost to Partnership (A)(B)           to Acquisition (C)

                                     Land and Land                                  Land, Building and
          Description                 Improvements              Buildings              Improvements

Woodlands Plaza II                     $ 1,252,294              $ 6,436,730               $  12,691
Office Building
St Louis, MO

Lake Point I, II, III                    1,413,971                6,615,761               2,043,831
Service Center
Orlando, FL
                                -------------------------------------------------------------------------
Totals                                 $ 2,666,265             $ 13,052,491              $2,056,522
                                =========================================================================



                                         Gross Amount at Which Carried at Close of Period (E)(F)

                                   Land and Land      Building and
          Description              Improvements       Improvements    Tenant Improvements      Total

Woodlands Plaza II                   $ 980,294        $ 5,442,087        $ 1,279,334        $ 7,701,715
Office Building
St Louis, MO

Lake Point I, II, III                1,553,094          6,541,529          1,978,940         10,073,563
Service Center
Orlando, FL
                                   ---------------------------------------------------------------------
Totals                             $ 2,533,388       $ 11,983,616         $3,258,274       $ 17,775,278
                                   =====================================================================



                                                                                                                        SCHEDULE III

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                 (a Connecticut limited partnership)

                                        Real Estate and Accumulated Depreciation (continued)

                                                          December 31, 1996


                                                                                                   Life on Which
                                                                                               Depreciation in Latest
                                Accumulated              Date of                               Statement of Operations
        Description           Depreciation (G)         Construction          Date Acquired          is Computed

Woodlands Plaza II               $ 3,483,723               1983                10/15/84              2-39 years
Office Building
St Louis, MO

Lake Point I, II, III              3,879,018               1985                07/31/86              2-39 years
Service Center
Orlando, FL
                               --------------
Totals                           $ 7,362,741
                               ==============

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

(D) Includes the sale of two of the six buildings at Westside Industrials during 1994 and the sale of the remaining four buildings in 1995.

(E) The aggregate cost of the real estate owned at December 31, 1996 for federal income tax purposes is $20,464,732.

(F) Reconciliation of real estate owned:


         Description                        1996                   1995                  1994
Balance at beginning of period         $ 17,310,261           $ 18,692,756          $ 20,221,872

Additions during period                     465,017                242,284               423,118

Reductions during period (C)(D)                  --             (1,624,779)           (1,952,234)
                                       ----------------------------------------------------------
Balance at end of period               $ 17,775,278           $ 17,310,261          $ 18,692,756
                                       ==========================================================

(G) Reconciliation of accumulated depreciation:


         Description                        1996                   1995                  1994

Balance at beginning of period          $ 6,783,301            $ 6,686,953           $ 6,296,738

Additions during period                     579,440                736,049               692,861

Reductions during period (D)                     --               (639,701)             (302,646)
                                        ---------------------------------------------------------
Balance at end of period                $ 7,362,741            $ 6,783,301            $6,686,953
                                        =========================================================


                        Report of Independent Accountants


To the Partners of
 Connecticut General Equity Properties-I
 Limited Partnership


In our opinion, the financial statements listed in the accompanying index (see page 19) present fairly, in all material respects, the financial position of Westford Office Venture (the "Venture") at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 3, on March 25, 1997, Connecticut General Equity Properties-I Limited Partnership and CIGNA Income Realty-I Limited Partnership sent Consent Solicitation Statements to their respective Limited Partners for approval of the sale of all real estate assets of those Partnerships, including the Venture, and the subsequent dissolution and liquidation of the Venture.


Price Waterhouse LLP
Hartford, Connecticut
March 27, 1997

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       Unconsolidated Venture

                                                       Westford Office Venture

                                                           Balance Sheets

                                                     December 31, 1996 and 1995

                                                               ASSETS                     1996                      1995
Property and improvements, at cost:
     Land and improvements                                                         $    2,526,235            $    2,546,078
     Buildings                                                                         10,716,382                10,716,382
     Tenant improvements                                                                1,492,102                 1,492,102
                                                                                   --------------            --------------
                                                                                       14,734,719                14,754,562
     Less accumulated depreciation                                                      5,237,109                 4,726,178
                                                                                   --------------            --------------
              Net property and improvements                                             9,497,610                10,028,384

Cash and cash equivalents                                                               2,050,244                 1,055,936
Accounts receivable                                                                        27,553                       608
Other assets                                                                                2,600                     2,600
Deferred charges, net                                                                     134,618                   192,748
                                                                                   --------------            --------------
              Total                                                                $   11,712,625            $   11,280,276
                                                                                   ==============            ==============

                                                  LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
     Accounts payable and accrued expenses (including $8,959
       in 1996 and $8,731 in 1995 due to affiliates)                               $       20,195            $       27,327
     Deferred acquisition fees payable to affiliate                                       724,672                   724,672
                                                                                   --------------            --------------
              Total liabilities                                                           744,867                   751,999
                                                                                   --------------            --------------

Partners' capital:
     CGEP:
         Capital contributions                                                          4,718,527                 4,718,527
         Cumulative cash distributions                                                 (2,347,200)               (2,347,200)
         Cumulative net income                                                            422,682                   308,065
                                                                                   --------------            --------------
                                                                                        2,794,009                 2,679,392
                                                                                   --------------            --------------
     CIR:
         Capital contributions                                                         13,439,197                13,439,197
         Cumulative cash distributions                                                 (6,652,800)               (6,652,800)
         Cumulative net income                                                          1,387,352                 1,062,488
                                                                                   --------------            --------------
                                                                                        8,173,749                 7,848,885
                                                                                   --------------            --------------
              Total partners' capital                                                  10,967,758                10,528,277
                                                                                   --------------            --------------
              Total                                                                $   11,712,625            $   11,280,276
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

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       Unconsolidated Venture

                                                       Westford Office Venture

                                                      Statements of Operations

                                        For the Years Ended December 31, 1996, 1995 and 1994

                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Income:
     Base rental income                                              $   1,425,303           $   1,481,811          $    1,342,969
     Other income                                                          349,728                 376,258                 288,888
     Interest income                                                        68,171                  53,221                  54,972
                                                                     -------------           -------------          --------------
                                                                         1,843,202               1,911,290               1,686,829
                                                                     -------------           -------------          --------------

Expenses:
     Property operating expenses                                           711,027                 597,935                 633,601
     General and administrative                                             67,926                  75,097                  57,198
     Fees and reimbursements to affiliates                                  53,688                  55,895                  50,651
     Depreciation and amortization                                         571,080                 576,658                 552,638
                                                                     -------------           -------------          --------------
                                                                         1,403,721               1,305,585               1,294,088
                                                                     -------------           -------------          --------------

         Net income                                                  $     439,481           $     605,705          $      392,741
                                                                     =============           =============          ==============


Net income:
     CGEP                                                            $     114,617           $     157,968          $      102,427

     CIR                                                                   324,864                 447,737                 290,314
                                                                     -------------           -------------          --------------
                                                                     $     439,481           $     605,705          $      392,741
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

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       Unconsolidated Venture

                                                       Westford Office Venture

                                                   Statements of Partners' Capital

                                        For the Years Ended December 31, 1996, 1995 and 1994


                                                                CGEP                          CIR                    TOTAL
Balance at December 31, 1993                                $   2,940,597            $    8,589,234          $   11,529,831

Net income                                                        102,427                   290,314                 392,741
                                                            -------------            --------------          --------------

Balance at December 31, 1994                                    3,043,024                 8,879,548              11,922,572

Net income                                                        157,968                   447,737                 605,705

Cash distributions                                               (521,600)               (1,478,400)             (2,000,000)
                                                            -------------            --------------          --------------

Balance at December 31, 1995                                    2,679,392                 7,848,885              10,528,277

Net income                                                        114,617                   324,864                 439,481
                                                            -------------            --------------          --------------

Balance at December 31, 1996                                $   2,794,009            $    8,173,749          $   10,967,758
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

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                       Unconsolidated Venture

                                                       Westford Office Venture

                                                      Statements of Cash Flows

                                        For the Years Ended December 31, 1996, 1995 and 1994


                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income                                                      $     439,481           $     605,705           $     392,741
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                     571,080                 576,658                 552,638
         Accounts receivable                                               (26,945)                    277                 117,497
         Accounts payable and accrued expenses                              (7,132)                  2,679                 (33,616)
         Other, net                                                         19,843                  13,801                 (13,463)
                                                                     -------------           -------------           -------------
              Net cash provided by operating activities                    996,327               1,199,120               1,015,797
                                                                     -------------           -------------           -------------

Cash flows from investing activities:
     Purchases of property and improvements                                     --                 (44,203)               (248,005)
     Payment of leasing commissions                                         (2,019)                     --                 (39,758)
                                                                     -------------           -------------           -------------
              Net cash used in investing activities                         (2,019)                (44,203)               (287,763)
                                                                     -------------           -------------           -------------

Cash flows from financing activities:
     Cash distribution to venture partners                                      --              (2,000,000)                     --
                                                                     -------------           -------------           -------------
              Net cash used in financing activities                             --              (2,000,000)                     --
                                                                     -------------           -------------           -------------

Net increase (decrease) in cash and cash equivalents                       994,308                (845,083)                728,034
Cash and cash equivalents, beginning of year                             1,055,936               1,901,019               1,172,985
                                                                     -------------           -------------           -------------
Cash and cash equivalents, end of year                               $   2,050,244           $   1,055,936           $   1,901,019
                                                                     =============           =============           =============

















                             The Notes to Financial  Statements  are an integral part of these statements.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                             Unconsolidated Venture

                             Westford Office Venture

                          Notes to Financial Statements


1.   Organization

     Westford Office Venture (the "Venture") is a joint venture partnership in which Connecticut General Equity Properties-I Limited Partnership ("CGEP") owns a 26.08% interest. The remaining 73.92% interest is held by CIGNA Income Realty-I Limited Partnership ("CIR"), an affiliated limited partnership. The
Venture owns and operates a commercial property, an office and research/development facility located in Westford, Massachusetts. On March 25, 1997, CGEP and CIR sent Consent Solicitation Statements to the their respective limited partners for the approval of the sale of all real estate assets of the Venture, and the subsequent dissolution and liquidation of the Venture.

2.   Summary of Significant Accounting Policies

a) Basis of Presentation: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

b) Recent Accounting Pronouncement: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. Depreciation of assets to be disposed of is prohibited. On January 1, 1996, the Venture adopted the Statement which had no impact on the Venture's results of operations, liquidity and financial condition.

c)   Financial   Instruments:   Financial  instruments  subject  to  fair  value
     disclosure requirements are carried in the financial statements at amounts that approximate fair value.

d) Property and Improvements: Property and improvements were held for the production of income at December 31, 1995 and were held for sale at December 31, 1996. Property and improvements held for the production of income are carried at depreciated cost less any write-downs to fair value. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses. Depreciation on property and improvements is calculated on the straight-line method based on the estimated useful lives of the real property (15 to 39 years) and tenant improvements (respective lease terms). Property and improvements held for sale are carried at the lower of depreciated cost or fair value less costs to sell and are not depreciated.

e) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

f) Deferred Charges: Deferred charges consist of leasing costs which are amortized using the straight-line method over the respective lease terms.

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

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                             Unconsolidated Venture

                             Westford Office Venture

                    Notes to Financial Statements - Continued

3.   Investment Property

     The Venture purchased Westford Corporate Center located in Westford, Massachusetts, without incurring any long-term debt. The property was held for sale at December 31, 1996.

     The Venture recognized an impairment of asset loss in 1992 of $3,800,000 principally due to a reduction in the estimated holding period.

     On December 10, 1996, the Venture and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of the Venture's property and improvements for a purchase price of $10,211,625. On January 10, 1997, the Venture and the Glenborough Properties, L.P. ("Glenborough LP"), an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

     Based on the terms of the Purchase Agreement, the date of the closing will occur on the 5th calendar day after CGEP and CIR receive consent from their respective limited partners for the sale of the Venture's property and improvements and subsequent Venture liquidation. On March 25, 1997, CGEP and CIR sent Consent Solicitation Statements to their respective limited partners. CGEP and CIR have fixed March 3, 1997 as the record date for determining the Unitholders entitled to notice of and to consent to the sale, the Purchase Agreement and the liquidation. The sale must be approved by at least a majority of the issued and outstanding Units of CGEP and CIR. The Consent Solicitation Statement expires April 15, 1997.

4.   Deferred Charges

     Deferred charges at December 31, 1996 and 1995 consist of the following:

                                        1996                  1995
                                        ----                  ----

     Deferred leasing costs        $   443,562            $  441,543
     Accumulated amortization         (308,944)             (248,795)
                                   -----------            ----------
                                   $   134,618            $  192,748
                                   ===========            ==========

5.   Leases

     The property is leased under leases which are accounted for as operating leases, having remaining lease terms of less than three years. Following is a schedule of minimum annual future rentals based upon non-cancelable commercial leases currently in effect, excluding tenant renewal options:

     Year ending December 31:

                           1997                         $1,425,303
                           1998                          1,425,303
                           1999                            356,326
                           2000 and Thereafter                  --

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                             Unconsolidated Venture

                             Westford Office Venture

                    Notes to Financial Statements - Continued


     Leases generally include provisions for tenants to pay pro rata shares of increases in operating expenses over base period amounts. During 1996, 1995 and 1994 the Venture earned $349,728, $376,258 and $288,888, respectively, under such provisions. These amounts are included in other income on the Statement of Operations.

     Generally, a portion of the net leasable area for commercial real estate properties is occupied by significant tenants (occupying 10 percent or more of net leasable area). Significant tenant information for the Venture's investment property is as follows: Two tenants occupy 100% of the net leasable area and account for 100% of gross rental revenue. Any loss of a significant tenant could have a material adverse effect on the Venture's results of operations. Although an uncertainty exists relative to the replacement of a tenant upon early termination, the revenue effect of an early termination of a significant tenant is tempered by the potential for termination fees, and is therefore not likely to be material to the Venture's liquidity or financial condition.

6.   Transactions with Affiliates

     An affiliate of the venturers provided investment property acquisition services in 1986. Fees for such services totaled approximately $1,000,000 in 1986 of which $724,672 will be payable from sales proceeds.

     During 1996, 1995 and 1994, an affiliate of the general partners of the venturers provided property management services at Westford Corporate Center for fees totaling $53,688, $55,895 and $50,651, respectively. In addition, the affiliate contracted for on-site property management services with an unaffiliated third party company on behalf of the Venture. For the years ended 1996, 1995 and 1994, $53,688, $52,957 and $50,646 of fees were paid directly by the Venture to an unaffiliated on-site property manager.

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

                                                                                                                        SCHEDULE III
                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                                                      (Unconsolidated Venture)

                                                       Westford Office Venture

                                              Real Estate and Accumulated Depreciation

                                                          December 31, 1996



                                                  Initial Cost                   Costs Capitalized Subsequent
                                                to Venture (A)(B)                   to Acquisition (C)(E)

                                     Land and Land                                   Land, Building and
          Description                Improvements              Buildings               Improvements

Westford Corporate Center             $3,223,875               $13,759,689              $ (2,248,845)
Westford, MA




                                          Gross Amount at Which Carried at Close of Period (D)(F)

                                   Land and Land      Building and
          Description              Improvements       Improvements    Tenant Improvements       Total

Westford Corporate Center          $ 2,526,235        $ 10,716,382       $ 1,492,102        $ 14,734,719
Westford, MA



                                                                                            Life on Which
                                                                                           Depreciation in
                                                                                         Latest Statement of
                                   Accumulated           Date of                            Operations is
          Description            Depreciation (G)     Construction       Date Acquired        Computed

Westford Corporate Center         $ 5,237,109             1986             09/11/86          2-39 years
Westford, MA


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

(D) The aggregate cost of the real estate owned at December 31, 1996 for federal income tax purposes is $18,534,720.

(E) A portion of the 1995 capital expenditures was reimbursed by the tenants in 1996.

(F)  Reconciliation of real estate owned:

         Description                        1996                   1995                  1994
Balance at beginning of period         $ 14,754,562           $ 14,710,359          $ 14,493,579

Additions during period                          --                 44,203               216,780

Reductions during period (E)                (19,843)                    --                    --
                                       ----------------------------------------------------------
Balance at end of period               $ 14,734,719           $ 14,754,562            14,710,359
                                       ==========================================================

(G) Reconciliation of accumulated depreciation:


         Description                        1996                   1995                  1994

Balance at beginning of period         $  4,726,178            $ 4,209,052           $ 3,712,142

Additions during period                     510,931                517,126               496,910
                                       ----------------------------------------------------------
Balance at end of period               $  5,237,109            $ 4,726,178           $ 4,209,052
                                       ==========================================================

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

     The directors and executive officers of the General Partner as of February 14, 1997 are as follows:

     NAME                                OFFICE                                          SERVED SINCE
     R. Bruce Albro                      Director                                        May 2, 1988

     J. Robert Andrews                   Director                                        April 2, 1990

     David Scheinerman                   Director                                        July 25, 1995

     John D. Carey                       President                                       September 7, 1993

     Verne E. Blodgett                   Vice President, Counsel                         April 2, 1990

     Joseph W. Springman                 Vice President, Assistant Secretary             September 7, 1993

     David C. Kopp                       Secretary                                       September 29, 1989

     Kenneth Garrett                     Treasurer                                       April 26, 1996

     Josephine C. Donofrio               Controller                                      September 23, 1996

     There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of Connecticut General Realty Resources, Inc.-Third, including CIGNA Financial Partners, Inc. (the parent of Connecticut General Realty Resources, Inc.-Third), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.) and Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:


                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 54, a Senior Managing Director of CIM, joined Connecticut General's Investment Operations in 1971 as an Equities Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual
Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst. He is a Chartered Financial Analyst.

                          J. ROBERT ANDREWS - DIRECTOR

     Mr. Andrews, age 52, is a Managing Director of CIGNA Investment Management and is one of seven Territorial Managers in the Mortgage Production unit. He joined CIGNA's Real Estate Division in 1983. Prior to his current assignment, he was the Head of the Real Estate Acquisitions and Dispositions Department, Head of the Tax Advantaged Investment Department; a Vice President - Real Estate Portfolio Manager for Pension Accounts; one of six Vice President - Territorial Managers in the Mortgage and Real Estate Acquisition unit and an Assistant Vice President in the Real Estate Asset Management unit. Prior to coming to CIGNA, he was the principal of a real estate consulting firm specializing in domestic and international multi-family residential construction and development. Prior to forming his own business, Mr. Andrews was an Acquisition Director and Regional Director of Operations for a publicly owned (NYSE) real estate development company. He received a Bachelor of Arts degree in Architecture and a Master of Business Administration degree in Finance and Real Estate from The Pennsylvania State University.

                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 36, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $94 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 13 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.


                            JOHN D. CAREY - PRESIDENT

     Mr. Carey, age 33, is the President of the General Partner and CIGNA Financial Partners, Inc. (CFP) and manages the Tax Advantaged Investment unit of CIGNA Investment Management-Real Estate. Mr. Carey was elected President in 1993, and from 1990 to 1996, he served as the Controller of the General Partner and CFP, primarily responsible for accounting and financial reporting. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science degree and is a Certified Public Accountant.

                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 59, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 55, is Managing Director and department head responsible for Acquisitions. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director - Real Estate Operations, Portfolio Management, Vice President - Real Estate Production and Managing Director - Asset
Management.  He  received  a  Bachelor  of Science  degree  from the U.S.  Naval
Academy.


                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 51, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is past President of the Hartford Chapter, American Society of Corporate Secretaries.


                         KENNETH R. GARRETT - TREASURER

     Kenneth R. Garrett, age 40, is Assistant Vice President, Bank Reconciliation and Services of CIGNA Corporation. In this capacity he manages a staff responsible for reconciling approximately 500 CIGNA Corporation and subsidiaries bank accounts, establishing and enforcing signature authority limits on checks and drafts, working and negotiating with banks for paper based disbursement services and providing check and draft services to CIGNA's operating divisions. Kenneth joined the Insurance Company of North America (INA) in 1988. He has held a number of positions in insurance, finance and strategy with INA and later with the merged CIGNA Corporation before assuming his current responsibilities. He received a B.A. degree for Delaware State University and an M.B.A. in finance from Atlanta University.


                       JOSEPHINE C. DONOFRIO - CONTROLLER

     Ms. Donofrio, age 29, was elected Controller of Tax Advantaged Investments in 1996. In 1993, Ms. Donofrio joined CIGNA Investment Management - Real Estate as a member of the Tax Advantaged Investment Unit. Prior to joining CIGNA Investment Management, Ms. Donofrio was a senior accountant at Kostin, Ruffkess & Company, LLC. Her experiences include financial and tax reporting for public and private real estate limited partnership syndications. Ms. Donofrio is a graduate of the University of Connecticut with a Bachelor of Science Degree. She is a Certified Public Accountant and a member of the Connecticut Society of Certified Public Accountants.

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

     There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

     As of February 14, 1997, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                       Units           Shares
                                   Beneficially     Beneficially      Percent of
     NAME                            OWNED(A)         OWNED(B)           CLASS

     R. Bruce Albro (c)                   0              9,192              *
     J. Robert Andrews (d)                0              1,660              *
     David Scheinerman (e)                0              2,153              *

     All directors and officers
     Group (9) (f)                        0             18,873              *

     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.

(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.

(c) Shares beneficially owned includes options to acquire 6,056 shares and 1,318 shares which are restricted as to disposition.

(d) Shares beneficially owned includes 1,660 shares which are restricted as to disposition.

(e) Shares beneficially owned includes options to acquire 345 shares and 1,599 shares which are restricted as to disposition.

(f) Shares beneficially owned by directors and officers include 7,436 shares of CIGNA common stock which may be acquired upon exercise of stock options and 8,621 shares which are restricted as to disposition.

Item 13.  Certain Relationships and Related Transactions

     The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the Limited Partners, and is generally allocated 1% of profits or losses. The General Partner was entitled to receive distributable cash from 1996 operations of $7,009. The General Partner was allocated a share of the Partnership income in the amount of $6,617 for 1996. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10.

     CII provided asset management services to the Partnership during 1996 for the Woodlands Plaza II Office Building and Lake Point Service Center for fees calculated at 6% of gross revenues collected from the properties less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1996, CII earned asset management fees amounting to $47,044 for such services, of which $7,912 was unpaid as of December 31, 1996. Independent third party property managers earned $98,900 of management fees, of which $7,808 was unpaid as of December 31, 1996. In 1996, CII provided asset management services for the Partnership's investment in the Westford Office Venture for fees calculated at 6% of gross revenues collected. CII earned $14,002 for such services. Independent third party property managers earned $14,002 of fees relating to Westford.

     CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. In 1996, CFP earned partnership management fees amounting to $80,107 for such services, of which $31,639 was unpaid as of December 31, 1996.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1996, the General Partner and its affiliates were entitled to reimbursement for such out of pocket administrative expenses in the amount of $69,519 of which $5,060 was unpaid as of December 31, 1996.

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

              (p) Agreement of Purchase and Sale dated January 10, 1997, between CIGNA Income Realty-I Limited Partnership, Connecticut General Equity Properties-I Limited Partnership, and Westford Office Venture, as sellers and Glenborough Properties, L.P., as purchaser, incorporated by reference to Annex 1 to the Registrant's Consent Solicitation Statement on Schedule 14A filed on March 25, 1997.

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

                                     CONNECTICUT GENERAL EQUITY PROPERTIES-I
                                     LIMITED PARTNERSHIP

                                     By:   Connecticut General Realty Resources,
                                           Inc.-Third, General Partner


Date:  March 28, 1997                By:   /S/   JOHN D. CAREY
                                           -------------------
                                           John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.


     /S/   R. BRUCE ALBRO                       Date:    March 28, 1997
     -----------------------------------
     R. Bruce Albro, Director



     /S/   J. ROBERT ANDREWS                    Date:    March 28, 1997
     -----------------------------------
     J. Robert Andrews, Director



     /S/   DAVID SCHEINERMAN                    Date:    March 28, 1997
     -----------------------------------
     David Scheinerman, Director



     /S/   JOHN D. CAREY                        Date:    March 28, 1997
     -----------------------------------
     John D. Carey, President
     (Principal Executive Officer)



     /S/   KENNETH GARRETT                      Date:    March 28, 1997
     -----------------------------------
     Kenneth Garrett, Treasurer
     (Principal Financial Officer)



     /S/   JOSEPHINE C. DONOFRIO                Date:    March 28, 1997
     -----------------------------------
     Josephine C. Donofrio, Controller
     (Principal Accounting Officer)