Form 10-Q
period 1997-03-31
CONNECTICUT GENERAL EQUITY PROPERTIES I LTD PARTNERSHIP
filed 1997-05-14
CIK 733460

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                       MARCH 31,               DECEMBER 31,
                                                                                         1997                      1996
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
Property and improvements, at cost:
     Land and improvements                                                        $     2,533,388           $     2,533,388
     Buildings                                                                         12,003,156                11,983,616
     Tenant improvements                                                                3,259,429                 3,258,274
                                                                                  ---------------           ---------------
                                                                                       17,795,973                17,775,278
     Less accumulated depreciation                                                      7,362,741                 7,362,741
                                                                                  ---------------           ---------------
              Net property and improvements                                            10,433,232                10,412,537

Equity investment in unconsolidated joint venture                                       2,865,645                 2,794,009
Cash and cash equivalents                                                                 595,034                   595,103
Accounts receivable (net of allowance of $56,594
   in 1997 and $27,143 in 1996)                                                            93,305                    49,788
Prepaid expenses and other assets                                                          33,020                    12,093
Deferred charges, net                                                                     502,582                   503,416
                                                                                  ---------------           ---------------
              Total                                                               $    14,522,818           $    14,366,946
                                                                                  ===============           ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Accounts payable and accrued expenses (including $50,329
       in 1997 and $44,611 in 1996 due to affiliates)                             $       234,462           $       185,114
     Tenant security deposits                                                              55,379                    66,859
     Unearned income                                                                       56,676                    48,897
                                                                                  ---------------           ---------------
              Total liabilities                                                           346,517                   300,870
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contribution                                                               1,000                     1,000
         Cumulative net income                                                            175,854                   172,095
         Cumulative cash distributions                                                   (177,348)                 (174,149)
                                                                                  ---------------           ---------------
                                                                                             (494)                   (1,054)
                                                                                  ---------------           ---------------
     Limited partners (39,236.25 Units):
         Capital contributions, net of offering costs                                  35,602,279                35,602,279
         Cumulative net income                                                          4,727,767                 4,355,610
         Cumulative cash distributions                                                (26,153,251)              (25,890,759)
                                                                                  ---------------           ---------------
                                                                                       14,176,795                14,067,130
                                                                                  ---------------           ---------------
              Total partners' capital                                                  14,176,301                14,066,076
                                                                                  ---------------           ---------------
              Total                                                               $    14,522,818           $    14,366,946
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

                                                                 2

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                                     1997                   1996
                                                                                                     ----                   ----
Income:
     Base rental income                                                                        $     568,522         $     518,198
     Other operating income                                                                           58,326                53,763
     Interest income                                                                                   6,926                16,196
                                                                                               -------------         -------------
                                                                                                     633,774               588,157
                                                                                               -------------         -------------
Expenses:
     Property operating expenses                                                                     215,325               212,287
     General and administrative                                                                       25,061                23,952
     Fees and reimbursements to affiliates                                                            59,657                41,696
     Provision for doubtful accounts                                                                  29,451                 2,354
     Depreciation and amortization                                                                        --               168,372
                                                                                               -------------         -------------
                                                                                                     329,494               448,661
                                                                                               -------------         -------------

         Net partnership operating income                                                            304,280               139,496

Other income:
     Equity interest in joint venture net income                                                      71,636                 5,487
                                                                                               -------------         -------------

         Net income                                                                            $     375,916         $     144,983
                                                                                               =============         =============


Net income:
     General Partner                                                                           $       3,759         $       1,450
     Limited partners                                                                                372,157               143,533
                                                                                               -------------         -------------
                                                                                               $     375,916         $     144,983
                                                                                               =============         =============


Net income per Unit                                                                            $        9.49         $        3.66
                                                                                               =============         =============

Cash distribution per Unit                                                                     $        6.69         $       37.31
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

                                                                 3

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                         1997                      1996
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income                                                                   $       375,916           $       144,983
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Deferred rent credits                                                                834                     5,955
         Depreciation and amortization                                                         --                   168,372
         Provision for doubtful accounts                                                   29,451                     2,354
         Equity interest in joint venture net income                                      (71,636)                   (5,487)
         Accounts receivable                                                              (72,968)                   81,011
         Accounts payable                                                                  49,348                    99,417
         Other, net                                                                       (24,628)                  (19,160)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   286,317                   477,445
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                               (20,695)                 (135,365)
     Payment of leasing commissions                                                            --                   (71,225)
                                                                                  ---------------           ---------------
              Net cash used in investing activities                                       (20,695)                 (206,590)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Cash distribution to limited partners                                               (262,492)               (1,463,905)
     Cash distribution to General Partner                                                  (3,199)                   (2,108)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                      (265,691)               (1,466,013)
                                                                                  ---------------           ---------------

Net decrease in cash and cash equivalents                                                     (69)               (1,195,158)
Cash and cash equivalents, beginning of year                                              595,103                 2,052,475
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       595,034           $       857,317
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

                                                                 4

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Readers of this quarterly report should refer to the CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP'S ("the Partnership") audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. All such adjustments are of a normal recurring nature. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

B) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

C) OTHER ASSETS: At March 31, 1997, other assets included costs related to the sale of the properties.

2.   INVESTMENT PROPERTIES

     On December 10, 1996, the Partnership and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of all of the Partnership property and improvements (Lake Point Service Center ("Lake Point"), Woodlands Plaza Office Building ("Woodlands"), and the Partnership's joint venture interest in the Westford Corporate Center ("Westford JV")) for an aggregate purchase price of $14,554,000. On January 10, 1997, the Partnership and the Glenborough Properties, L.P., an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

     On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Limited Partners requesting consent to the proposed sale, the Purchase Agreement and the liquidation. The Consent Solicitation Statement expired April 15, 1997, and the General Partner received the required majority consent. The sale was completed on April 29, 1997.

     After closing costs of approximately $86,800, the Partnership netted approximately $14,467,200 (Lake Point - $6,442,500, Woodlands - $5,371,000, and
Westford JV interest - $2,653,700). For book purposes, the properties had a carrying value of approximately $13,490,400 (Lake Point - $6,543,500, Woodlands
- $4,434,800, and Westford JV interest - $2,512,100) and the Partnership expects to record a net gain of approximately $976,800 (Lake Point - $(101,000), Woodlands - $936,200, and Westford JV interest - $141,600). To complete the liquidation, the net proceeds from the sale together with the net cash from the transfer of the Partnership's remaining assets to the General Partner, will be distributed to limited partners on or about June 30, 1997. The Partnership will terminate concurrently with the liquidating distribution.

3.   UNCONSOLIDATED JOINT VENTURE - SUMMARY INFORMATION

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

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Venture operations information:
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                1997                       1996
                                                                                ----                       ----
     Total income of venture                                               $     464,762             $      418,573
     Net income of venture                                                       274,679                     21,037

     Venture balance sheet information:
                                                                                March 31,              December 31,
                                                                                  1997                     1996

     Total assets                                                          $  12,011,717             $   11,712,625
     Total liabilities                                                           769,280                    744,867

4.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                              March 31,          December 31,
                                                1997                 1996

     Deferred leasing commissions        $     1,232,949      $     1,232,949
     Accumulated amortization                   (738,628)            (738,628)
                                         ---------------      ----------------
                                                 494,321              494,321
     Deferred rent credits                         8,261                9,095
                                         ---------------      ---------------
                                         $       502,582      $       503,416
                                         ===============      ===============
5.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates are as follows:

                                           Three Months Ended          Unpaid at
                                               March 31,               March 31,
                                         1997           1996             1997
                                         ----           ----             ----

 Partnership management fee(a)      $    32,024    $    14,876      $   32,024
 Property management fee (b)(c)          11,912         12,061           7,802
 Reimbursement (at cost) of
  out-of-pocket expenses                 15,721         14,759          10,503
                                    -----------    -----------      ----------
                                    $    59,657    $    41,696      $   50,329
                                    ===========    ===========      ==========


(a) Includes management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture.

(b) Does not include management fees attributable to the Partnership's 26.08% interest in the Westford Office Venture of $3,517 and $3,504 for the three months ended March 31, 1997 and 1996, respectively.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


(c) Does not include on-site property management fees earned by independent management companies of $24,721 and $25,720 for the three months ended March 31, 1997 and 1996, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

6.   SUBSEQUENT EVENT

     On May 15, 1997, the Partnership paid the first quarter distribution from operations of $294,272 to limited partners and $3,238 to the General Partner.

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Partnership's cash and cash equivalents and the Partnership's share of cash and cash equivalents from the Westford Office Venture totaled $595,034 and $614,497, respectively. The Partnership paid the first quarter 1997 cash distribution of $294,272 or $7.50 per Unit on May 15, 1997, reflective of the Partnership's adjusted cash from operations for the three months ended March 31, 1997.

     On December 10, 1996, the Partnership and Glenborough Realty Trust Incorporated ("Glenborough") executed a letter of intent setting forth an agreement in principle on the terms and conditions of a sale of all of the Partnership property and improvements (Lake Point Service Center ("Lake Point"), Woodlands Plaza Office Building ("Woodlands"), and the Partnership's joint venture interest in the Westford Corporate Center ("Westford JV")) for an aggregate purchase price of $14,554,000. On January 10, 1997, the Partnership and the Glenborough Properties, L.P., an affiliate of Glenborough, entered into an Agreement of Purchase and Sale (the "Purchase Agreement") incorporating the terms and conditions of the letter of intent.

     On March 25, 1997, the Partnership sent a Consent Solicitation Statement to Limited Partners requesting consent to the proposed sale, the Purchase Agreement and the liquidation. The Consent Solicitation Statement expired April 15, 1997, and the General Partner received the required majority consent. The sale was completed on the April 29, 1997.

     After closing costs of approximately $86,800, the Partnership netted approximately $14,467,200 (Lake Point - $6,442,500, Woodlands - $5,371,000, and
Westford JV interest - $2,653,700). For book purposes, the properties had a carrying value of approximately $13,490,400 (Lake Point - $6,543,500, Woodlands
- $4,434,800, and Westford JV interest - $2,512,100) and the Partnership expects to record a net gain of approximately $976,800 (Lake Point - $(101,000), Woodlands - $936,200, and Westford JV interest - $141,600). To complete the liquidation, the net proceeds from the sale together with the net cash from the transfer of the Partnership's remaining assets to the General Partner, will be distributed to limited partners on or about June 30, 1997. The Partnership will terminate concurrently with the liquidating distribution.

RESULTS OF OPERATIONS

     Rental income increased for the three months ended March 31, 1997, as compared with the same period in 1996, primarily due to leasing activity at Woodlands Plaza. Space occupied by a tenant during the entire first quarter of 1997 was occupied for only a portion of the first quarter 1996. In addition, two tenants expanded their space in the second quarter of 1996.

     Other income increased for the three months ended March 31, 1997, as compared with the same period in 1996, as the result of an increase in billable services provided to tenants at Woodlands Plaza.

     Interest income decreased for the three months ended March 31, 1997, as compared with the same period in 1996, due to a lower average cash balance. The cash balance for a portion of the first quarter of 1996 included proceeds from a property sale completed in December 1995. The proceeds from the sale were distributed to limited partners on February 15, 1996.

     The increase in fees and reimbursements to affiliates for the three months ended March 31, 1997, as compared with the same period in 1996, was due to an increase in partnership management fees. Partnership management fees are calculated based on adjusted cash from operations. Adjusted cash from operations for the first quarter of 1996 was lower than 1997

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



because 1996 had more deductions for capital improvements and leasing costs.

     The provision for doubtful accounts increased for the three months ended March 31, 1997, as compared with the same period in 1996, primarily due to a tenant problem at Lake Point. A Lake Point tenant assigned its space in late 1996 to one of its affiliate companies without the Partnership's permission and the Partnership concluded that the tenant was inappropriate for the center. The "sub-tenant" vacated the space in the first quarter of 1997 and the Partnership recorded a provision for doubtful accounts for the corresponding outstanding receivable balance.

     Depreciation and amortization expenses were not recorded for the three months ended March 31, 1997, as the Partnership's properties were held for sale as of December 1996.

     The joint venture net income increased for the three months ended March 31, 1997, as compared with the same period in 1996, primarily as a result of a decrease in depreciation expense. Depreciation and amortization were not recorded in 1997 as the property was held for sale. In addition, property operating expenses were lower in 1997 due to less snow removal and lower maintenance and utility costs as a result of a milder winter. The first quarter 1996 results were negatively impacted by an adjustment which reduced other income, as the actual recovery of operating expenses and taxes from tenants for 1995 was lower than estimated.

                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1996                                 1997
                                          ------------------------------------------------            ---------
                                            At 3/31      At 6/30      At 9/30     At 12/31             At 3/31
                                            -------      -------      -------     --------             -------
1.   Woodlands Plaza II
     Office Building
     St. Louis, Missouri                      95%          99%          99%          99%                 99%

2.   Lake Point I, II, III
     Service Center
     Orlando, Florida                        100%         100%         100%         100%                 89%

3.   Westford Corporate Center
     Westford, Massachusetts (a)             100%         100%         100%         100%                100%

(a) The partnership  owns a 26.08% interest in the Westford Office Venture which owns the Westford Corporate Center.


                                                                 9

           CONNECTICUT GENERAL EQUITY PROPERTIES-I LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)



PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules

     (b) No Form 8-Ks were filed during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CONNECTICUT GENERAL EQUITY PROPERTIES-I
                                  LIMITED PARTNERSHIP


                                 By: Connecticut General Realty Resources, Inc. - Third, General Partner




Date: May 14, 1997               By:      /s/ John D. Carey
      ------------                        -----------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: May 14, 1997               By:      /s/ Josephine C. Donofrio
      ------------                        -------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)